Form 10QSB
period 2005-09-30
Courtside Acquisition Corp
filed 2005-11-14
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from______________ to______________

Commission File Number 001-32549

Courtside Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2521288
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Broadway, 17th Floor, New York, New York 10019
(Address of Principal Executive Office)

(212) 641-5000
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No

As of November 14, 2005, 16,800,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes No

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Courtside Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Courtside Acquisition Corp. (a corporation in the development stage) as of September 30, 2005, the related condensed statement of operations for the three-month period ended September 30, 2005, and the related condensed statements of operations, stockholders’ equity and cash flows for the period from March 18, 2005 (inception) to September 30, 2005. These financial statements are the responsibility of the company's management.

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

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 10, 2005

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Balance Sheet

September 30, 2005
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,809,324
Cash equivalents held in Trust Fund (Note 1)	74,120,872
Prepaid expenses	104,167
Total current assets	$76,034,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$7,977
Deferred interest	71,339
Taxes payable (Note 1)	79,500
Accounts payable	7,226
Total current liabilities	166,042
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424
Commitments (Note 3)
Stockholders’ equity (Notes 1, 2, 3, 4 and 5) Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680
Additional paid-in capital	60,969,078
Earnings accumulated in the development stage	152,139
Total stockholders’ equity	61,122,897
Total liabilities and stockholders’ equity	$76,034,363

See accompanying notes to unaudited financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Operations

	Period from March 18, 2005 (inception) to September 30, 2005	Period from July 1, 2005 to September 30, 2005
Revenues:
Interest income	$297,682	$297,682
Expenses:
Formation and operating costs	(66,043)	(62,043)
State and local capital taxes	(35,300)	(35,300)
	(101,343)	(97,343)
Income for the period	196,339	200,339
Income taxes (Note 1)	(44,200)	(44,200)
Net income for the period	$152,139	$156,139
Net income per share basic and diluted	$.02	$.01
Weighted average shares outstanding	8,987,817	15,821,739

See accompanying notes to unaudited financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the developmental stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Net loss for the period	—	—	—	(4,000)	(4,000)
Balance, June 30, 2005	3,000,000	$300	$24,700	$(4,000)	$21,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ Discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	156,139	156,139
Balance, September 30, 2005	16,800,000	$1,680	$60,969,078	$152,139	$61,122,897

See accompanying notes to unaudited financial statements.

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Unaudited Statement of Cash Flows

March 18, 2005 (inception) to September 30, 2005
Cash Flows from Operating Activities
Net income	$152,139
Increase in value of Trust Fund	(356,872)
Increase in prepaid expenses	(104,167)
Increase in accrued expenses	7,977
Increase in accounts payable	7,226
Increase in taxes payable	79,500
Increase in deferred interest	71,339
Net cash used in operating activities	(142,858)
Cash Flows from Investing Activities
Cash deposited in Trust Fund	(73,764,000)
Cash Flows from Financing Activities
Gross proceeds of public offering	82,800,000
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Proceeds from notes payable, stockholder	100,000
Payment of notes payable, stockholder	(100,000)
Payment of offering costs	(7,108,918)
Net cash provided by financing activities	75,716,182
Net increase in cash and cash equivalents	1,809,324
Cash and cash equivalents at beginning of the period	—
Cash and cash equivalents at end of the period	$1,809,324

See accompanying notes to unaudited financial statements

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1. Organization, Business Operations, And Subsequent Events	Courtside Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on March 18, 2005 as a blank check company whose objective is to acquire an operating business.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. On July 7, 2005, the Company filed a Form 8-K which contained audited financials statements at and for the period ending July 7, 2005.

All activity from March 18, 2005 (inception) through July 7, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to July 7, 2005, the Company has been seeking a business combination with an operating business (‘‘Business Combination’’). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds is being held in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At September 30, 2005, the value of the Trust Account amounted to approximately $74,121,000. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 3,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount held in the Trust Account) has been classified as common stock subject to possible conversion at September 30, 2005 and $71,339 (19.99% of the interest income held in the Trust Account) has been classified as deferred interest at September 30, 2005.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering assuming no value is attributed to the Warrants contained in the Units sold (Note 2).

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of its federal net operating loss carryforward and temporary differences, aggregating approximately $46,000 through September 30, 2005. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2005.

The effective tax rate differs from the statutory rate of 34% due to the fact that: a) most if its interest income is exempt from federal income taxes, b) state and local income taxes are provided at a combined rate of approximately 18% and c) there is an increase in the valuation allowance.

Cash equivalents are defined as highly liquid Money market funds and U.S.Treasury Bills maturing in three months or less from date of purchase.

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

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

2. Initial Public Offering	On July 7, 2005, the Company sold 12,000,000 units (‘‘Units’’) in the Offering. On July 11, 2005, the Company sold an additional 1,800,000 Units pursuant to the Representative’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with the Offering, the Company also issued an option, for $100, to the Representative to purchase 600,000 Units at an exercise price of $7.50 per Unit. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

3. Commitments and Related Party Transactions	The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended September 30, 2005 includes $22,750 related to this agreement.

The Company engages and proposes to engage in ordinary course banking relationships on customary terms with Alpine Capital Bank (‘‘ACB’’). ACB is a New York State chartered FDIC insured commercial bank. The Company's Chairman is a director and stockholder of ACB, the Company's President is a stockholder of ACB and the Company's advisor is the Chairman and a stockholder of ACB.

Pursuant to letter agreements dated April 15, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

In accordance with an agreement with the Representative, the Company's Chairman, the Company's President and one of the Company’s advisors, or persons or entities associated or affiliated with such individuals, have purchased 2,400,000 Warrants in the public marketplace at an average price of $0.49 per Warrant.

Pursuant to an agreement, the Initial Stockholders are entitled to registration rights with respect to their founding shares. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain ‘‘piggy-back’’
registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

The Company issued $100,000 unsecured promissory notes to an Initial Stockholder, who is also an officer. The notes were non interest-bearing and were repaid from the net proceeds of the Offering.

The Company has paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

4. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5. Common Stock	At September 30, 2005, 29,400,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the period from March 18, 2005 (inception) through September 30, 2005, we had net income of $152,139, attributable to interest income less formation and operating expenses and state and local income and capital taxes. For the three months ended September 30, 2005 we had net income of $156,139 consisting of interest income less operating expenses and state and local income and capital taxes. Our interest income of $297,682 and our deferred interest of $71,339 for the quarter and period ended September 30, 2005 were principally derived from money market funds which are exempt from federal income taxes. For the quarter and period ended September 30, 2005, our expenses consisted of formation and operating costs and expenses of searching for a business combination, which were $62,043 and $66,043 respectively, state and local capital taxes in the quarter of $35,300, and state and local income taxes of $44,200.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including the over-allotment option) were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering). As of September 30, 2005, approximately $74,121,000 (or approximately $5.37 per share sold in the offering) is being held in the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 7, 2007, assuming that a business combination is not consummated during that time. From July 7, 2005 through July 7, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 for expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Alpine Capital LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $1,107,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $110,000 (through January 1, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2005, we consummated our initial public offering of 12,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On July 11, 2005, we closed on an additional 1,800,000 units that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $82,800,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124380). The Securities and Exchange Commission declared the registration statement effective on June 30, 2005.

We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:    EXHIBITS

(a)	Exhibits:

31.1 — Section 302 Certification by CEO

31.2 — Section 302 Certification by CFO

32.1 — Section 906 Certification by CEO

32.2 — Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COURTSIDE ACQUISITION CORP.

Dated: November 14, 2005

/s/ Richard D. Goldstein Richard D. Goldstein Chairman of the Board and Chief Executive Officer
/s/ Carl D. Harnick Carl D. Harnick Vice President and Chief Financial Officer