Form 10KSB
period 2005-12-31
Courtside Acquisition Corp
filed 2006-03-28
CIK 1321544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition periodfrom                    to                    .

Commission File Number 001-32549

Courtside Acquisition Corp.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2521288
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
1700 Broadway 17th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip code)

212-641-5000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      No

As of March 24, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $77,280,000.

As of March 28, 2006, there were 16,800,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Courtside Acquisition Corp. is a blank check company formed on March 18, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry although we initially intend to focus on the entertainment, media and communications industries.

On July 7, 2005, we closed our initial public offering of 12,000,000 units, and on July 11, 2005, we closed on an additional 1,800,000 units subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $82,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to repay certain loans made by our chairman in connection with our initial public offering, provide for business, legal and accounting due diligence on prospective business combinations, taxes and continuing general and administrative expenses. Through December 31, 2005, we have used $359,434 of the net proceeds that were not deposited into the trust fund plus interest earned thereon for those purposes. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning dividends. As of December 31, 2005, there was $74,618,620 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Industry focus

Our efforts in identifying a prospective target business will not be limited to a particular industry, although we initially intend to focus on the entertainment, media and communications industries. The entertainment, media and communications industries encompass those companies which create, produce, deliver, distribute and/or market entertainment and information products and include among others:

•	broadcast television;

•	cable, satellite and digital terrestrial television systems, programming, services and networks;

•	filmed entertainment;

•	motion picture theatres;

•	newspaper, book, magazine, and specialty publishing;

•	direct marketing, advertising and promotional services;

•	outdoor advertising;

•	advertising based directories;

•	radio broadcasting;

•	recorded music and music publishing;

•	theme park attractions;

•	video games;

•	live entertainment and/or live entertainment venues;

•	Internet content and distribution;

•	Interactive multimedia; and

•	voice, video and data transmission platforms and services.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisor, as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our ‘‘Founders’’) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Except for the fact that our initial efforts have been focused on the media and entertainment industry, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (‘‘Founder Shares’’) in accordance with the vote of the majority of the shares of our common stock sold in such offering (‘‘IPO Shares’’). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.41. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

If we do not complete a business combination by January 7, 2007, or by July 7, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to January 7, 2007 but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by July 7, 2007 we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.41. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Each of Richard D. Goldstein and Bruce M. Greenwald, our chairman and president, respectively, has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers, two of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no history of business operations and very limited resources.

We are a recently incorporated development stage company with no results of operating a business to date. Since we do not have a history of operating a business, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues other then interest and dividends until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.41 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.41 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Richard D. Goldstein and Bruce M. Greenwald, our chairman and president, respectively, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that Messrs. Goldstein and Greenwald will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Since we have not yet identified a prospective target business there is no basis for investors to evaluate the possible merits or risks of the operations of the target business. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies that have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 3,800,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect successfully a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to effect successfully a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Some of our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our executive officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our officers and directors own warrants to purchase additional shares of our common stock. The Founder Shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2005, we had $74,618,620 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check companies like us.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 27,600,000 shares of common stock and an option to purchase 600,000 shares of common stock and warrants to purchase an additional 1,200,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by January 7, 2007, or by July 7, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to make a demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with the maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks associated with entertainment, media and communications industries

Our search for a target business is not limited to any particular industry. However, we have been and intend to continue to focus our search on target businesses in the entertainment, media and communications industries. We believe the following risks would apply to us following the completion of a business combination with a target business in the entertainment, media and communications industries.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If, following a business combination, the products or services that we market or sell are not accepted by the public, our profits may decline.

Certain segments of the entertainment, media and communications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

If we are successful in acquiring a target business and the target business is the owner of patents, trademarks, copyrights and other intellectual property, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property of other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation or our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

We may not be able to comply with government regulations that may be adopted with respect to the entertainment, media and communications industry.

Certain segments of the entertainment, media and communications industries, including broadcast networks, cable networks and radio stations, have historically been subject to substantial regulations. We cannot assure you that regulations currently in effect or adopted in the future will not cause our profits to decline or cause us to modify or cease operations as are then being conducted.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our executive offices at 1700 Broadway, 17th Floor, New York , New York 10019 pursuant to an agreement with Alpine Capital, an affiliate of Richard D. Goldstein, our chairman, Bruce M. Greenwald, our president, Oded Aboodi, our special advisor, and Gregg Mayer, our vice pesident, secretary and controller. We pay Alpine Capital a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Alpine Capital is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols CRB.U, CRB and CRB.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 1, 2005 and since the common stock and warrants commenced public trading on August 2, 2005.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006
First Quarter*	6.75	6.00	5.60	5.18	.70	.43
2005
Fourth Quarter	6.35	5.70	5.30	5.11	.59	.36
Third Quarter	6.25	5.90	5.25	5.00	.56	.40
Second Quarter	—	—	—	—	—	—
First Quarter	—	—	—	—	—	—

*	Through March 24, 2006

As of March 28, 2006, there were one holders of record of our units, eleven holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In March 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Name	Number of Shares	Relationship to Us
Richard D. Goldstein	990,000	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	756,000	President and Director
HMA 1999 Trust	220,000	Stockholder
DKA 1999 Trust	220,000	Stockholder
ASH 1999 Trust	220,000	Stockholder
JAR Partners L.P.	210,000	Stockholder
Dennis H. Leibowitz	150,000	Director
BMG 2004 Trust	84,000	Stockholder
Carl D. Harnick	75,000	Chief Financial Officer
Peter R. Haje	75,000	Director

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.0083 per share. Effective April 1, 2005, Mr. Goldstein transferred 150,000 shares of common stock to Gregg H. Mayer, our vice president, controller and secretary. Effective April 5, 2005, Messrs. Goldstein and Greenwald each transferred 30,000 shares of common stock to Darren M. Sardoff. Effective May 31, 2005, Messrs. Goldstein and Greenwald each transferred an additional 7,500 shares of common stock to Mr. Sardoff.

Initial Public Offering

On July 7, 2005, we closed our initial public offering of 12,000,000 units, and on July 11, 2005, we closed on an additional 1,800,000 units subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $82,800,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124380). The Securities and Exchange Commission declared the registration statement effective on June 30, 2005.

We paid a total of $6,516,000 in underwriting discounts and commissions, including $720,000 for the underwriters’ non-accountable expense allowance of 1 % of the gross proceeds, and approximately $593,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to repay notes payable to our chairman, provide for business, legal and accounting due diligence on prospective business combinations, continuing general and administrative expenses and taxes. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $854,620 in dividends through December 31, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Consolidated Financial Statements and footnotes thereto contained in this report

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Overview

We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period from March 18, 2005 (inception) through December 31, 2005, we had net income of $411,112, attributable to interest and dividend income less formation and operating expenses and state and local income and capital taxes. Our interest and dividend income of $710,673 and our deferred dividends of $170,839 for the period ended December 31, 2005 were principally derived from money market funds which are exempt from federal income taxes. For the period ended December 31, 2005, our expenses consisted of formation and operating costs of $128,836, state and local capital taxes of $46,125 and state and local income taxes of $124,600.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including the over-allotment option) were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering). As of December 31, 2005, approximately $74,618,620 (or approximately $5.41 per share sold in the offering) is being held in the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 7, 2005, assuming that a business combination is not consummated during that time. From July 7, 2005 through July 7, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 for expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Alpine Capital LLC ($7,500 per month for two years), $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $1,067,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

In connection with our initial public offering, we issued to the underwriters, for $100, an option to purchase up to a total of 600,000 units. The units issuable upon exercise of this purchase option are identical to the units we sold in our initial public offering except that the warrants included in the option have an exercise price of $6.65. We estimated that the fair value of this option was approximately $1,224,000 ($2.04 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years.

Commencing on June 30, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Alpine Capital LLC, an affiliate of Richard D. Goldstein, our chairman of the board and the chief executive officer, Bruce M. Greenwald, our president and a member of our board of directors, Gregg H. Mayer, our vice president and controller, and Oded Aboodi, our special advisor, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in April and May 2005, Richard D. Goldstein advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard D. Goldstein	54	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	59	President and Director
Carl D. Harnick	71	Vice President and Chief Financial Officer
Gregg H. Mayer	31	Vice President, Controller and Secretary
Dennis H. Leibowitz	63	Director
Peter R. Haje	70	Director
Darren M. Sardoff	39	Director

Richard D. Goldstein has served as chairman of the board and chief executive officer since our inception. Mr. Goldstein has been associated with Alpine Capital LLC (and its affiliated entities), a specialized investment/merchant banking firm that performs general merger and advisory services for its clients and limited investment activities, since January 1990, currently as a senior managing director. From 1976 until he joined Alpine Capital, Mr. Goldstein was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, becoming a partner of such firm in 1984, where he specialized in mergers and acquisitions and corporate securities. Mr. Goldstein is a member of the executive committee (and a former chairman) of the Queens College Foundation. Mr. Goldstein is also a vice chairman, a member of the executive committee and chairman of the governance and of the legal affairs committees of The North Shore-Long Island Jewish Health System and its constituent hospitals. Mr. Goldstein received a B.A. (summa cum laude, phi beta kappa) from Queens College and a J.D. (magna cum laude) from Harvard Law School.

Bruce M. Greenwald has served as president and a member of our board of directors since our inception. Mr. Greenwald has been associated with Alpine Capital and its affiliated entities since September 1989, currently as a senior managing director. Prior to joining Alpine Capital, Mr. Greenwald was a partner with Arthur Young & Company (a predecessor to Ernst & Young) where, in addition to serving a broad base of the firm's Fortune 500 clients as well as a number of media and entertainment clients, he served as the firm's director of taxes for the Northeast Region and also was a member of the firm's national tax operating committee. Mr. Greenwald is a member of the Simon School of Business Executive Advisory Committee and a trustee of the Washington Institute for Near East Policy. Mr. Greenwald received a B.S. and an M.B.A. from the University of Rochester.

Carl D. Harnick has served as vice president and chief financial officer since our inception. Mr. Harnick has provided financial consulting services to various organizations, including Alpine Capital, since October 1997. From 1967 until September 1997, Mr. Harnick was a partner of Ernst & Young LLP (as well as Arthur Young & Company). Since February 2005, Mr. Harnick has served as a member of the board of directors of CKX, Inc., a Nasdaq listed company engaged in the ownership, development and commercial utilization of entertainment content. Mr. Harnick is a trustee and treasurer of Prep for Prep, a New York based charitable organization dedicated to enhancing the leadership potential of highly motivated minority students. Mr. Harnick received a B.S. (with honors) from Brooklyn College and an M.B.A. from Syracuse University.

Gregg H. Mayer has served as vice president, controller and secretary since our inception. Mr. Mayer has been associated with Alpine Capital and its affiliated entities since July 1998, currently as a vice president. From July 1996 to July 1998, Mr. Mayer served as an analyst at Dillon Read & Co., an investment banking firm. Mr. Mayer received a B.B.A. from the University of Michigan School of Business Administration.

Dennis H. Leibowitz has served as a member of our board of directors since our inception. Mr. Leibowitz has served as managing general partner and chief investment officer of Act II Partners, a private hedge fund that specializes in media and communications companies, since March 2002. From October 2000 to September 2001, Mr. Leibowitz served as a managing director of Credit Suisse First Boston where he was a media strategist covering the advertising, broadcasting, cable television and entertainment industries. From 1977 until he joined Credit Suisse First Boston, Mr. Leibowitz was a senior vice president and securities analyst at Donaldson, Lufkin & Jenrette, Inc., a private investment banking firm. Institutional Investor magazine has given Mr. Leibowitz its highest ranking for a research analyst twenty-five times since it began grading securities analysts in its All-American Research Team in 1972. Mr. Leibowitz serves on the board of advisors of Centre Palisades Ventures, LP and New Mountain Capital, LLC, both private equity funds. He is a past president of the Media & Entertainment Analysts Society of New York and the Cable Television Analysts' Group. He is currently a member of the New York Society of Security Analysts and has served on the board of directors of the International Radio & Television Society. Mr. Leibowitz received a B.S. from The Wharton School of Finance and Commerce of The University of Pennsylvania.

Peter R. Haje has served as a member of our board of directors since our inception. Since January 2000, Mr. Haje has been engaged in private business and legal activities, including acting as a consultant for AOL/Time Warner Inc. and as general counsel emeritus for Time Warner Inc. from January 2000 to December 2002. From October 1990 to December 1999, Mr. Haje served as executive vice president and general counsel of Time Warner Inc. and served as secretary from May 1993 to December 1999. Prior to joining Time Warner, Mr. Haje was an associate and later a partner a the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Haje received an A.B. from Cornell University and an L.L.B. from Harvard Law School.

Darren M. Sardoff became a director upon consummation of the public offering. Mr. Sardoff has served as a general partner and portfolio manager of Act II Partners, a private investment fund that specializes in media and communications companies since March 2002. From September 2001 to March 2002, Mr. Sardoff acted as a private consultant. From March 2000 to September 2001, Mr. Sardoff served as vice president of Lehman Brothers where he covered the media and Internet industries. From May 1997 to March 2000, he served as an investment banker of SG Cowen and ING Barings where he covered the media and Internet industries. Prior thereto, Mr. Sardoff served as chief financial officer at Food Court Entertainment Network Inc. and manager of strategy and acquisitions at Warner Music Group, Inc. Mr. Sardoff began his career with Ernst & Young and is a CPA. Mr. Sardoff received a B.S. (with honors) from the University of Buffalo and an M.B.A. from the Wharton School of the University of Pennsylvania.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Peter R. Haje, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dennis H. Leibowitz and Daren M. Sardoff will expire at the second annual meeting. The term of office of the third class of directors, consisting of Bruce M. Greenwald and Richard D. Goldstein, will expire at the third annual meeting.

Special Advisor

Oded Aboodi has served as a special advisor to us since our inception and will assist us in identifying potential target businesses as well as structuring and negotiating the terms of any proposed business combination. Mr. Aboodi has served as the chairman and chief executive officer of Alpine Capital since its inception in January 1990. Mr. Aboodi has also served as the chairman of Alpine Capital Bank, a private commercial bank chartered by the New York State Banking Department since he founded it in March 2000. Prior to founding Alpine Capital, Mr. Aboodi served as a senior advisor and consultant to numerous corporations, most notably Warner Communications Inc. Mr. Aboodi serves on the board of directors of the Jewish Theological Seminary as well as the Weizmann Institute of Science and the American Committee of the Weizmann Institute of Science. He is also a member of the board of trustees and executive and finance committees of Montefiore Medical Center. He is a founding member of the Aspen Center for New Medicine. Mr. Aboodi received a B.A. and an M.B.A. from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On July 7, 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Courtside Acquisition Corp., 1700 Broadway, 17th Floor, New York, NY 10019.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on June 30, 2005 through the acquisition of a target business, we will pay Alpine Capital, an affiliate of Messrs. Goldstein, Greenwald, Mayer and Aboodi, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Goldstein, Greenwald, Mayer and Aboodi compensation in lieu of a salary. Additionally, we will hold the proceeds of this offering not being placed in the trust fund in an account at Alpine Capital Bank, an affiliate of Alpine Capital. Alpine Capital Bank will be entitled to charge us customary fees for banking transactions. Other than the $7,500 per month administrative fee and any customary banking charges from Alpine Capital Bank, no compensation of any kind, including finders, consulting fees or other compensation has been or will be paid to any of our existing officers, directors, special advisor, or stockholders, or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals have been and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Ownership	Amount and Nature of Beneficial Ownership		Percent of Class
Richard D. Goldstein	1,096,500	(2)	6.5%
Bruce M. Greenwald	718,500	(3)	4.3%
Gregg H. Mayer	150,000	(4)	*
Dennis H. Leibowitz(5)	150,000		*
Carl D. Harnick	75,000		*
Peter R. Haje(6)	75,000		*
Darren Sardoff(5)	75,000	(7)	*
Fir Tree, Inc.(8)	1,075,000	(9)	6.4%
All directors and executive officers as a group (7 individuals)	2,340,000	(10)	13.9%

(1)	Unless otherwise indicated, the business address of each of the following is c/o Courtside Acquisition Corp., 1700 Broadway, 17th Floor, New York, NY 10019.

(2)	Includes 210,000 shares of common stock held by JAR Partners L.P., a family limited partnership for the benefit of Mr. Goldstein’s children. Mr. Goldstein and his wife are the general partners of the limited partnership. Also includes 84,000 shares of common stock held by the BMG 2004 Trust, a trust established for the benefit of Bruce M. Greenwald’s adult children and their descendants. Mr. Goldstein is the sole trustee of the BMG 2004 Trust. Does not include (i) 150,000 shares of common stock he may receive in the event Mr. Mayer’s shares do not vest as described below in footnote 4, (ii) 30,000 shares of common stock he may receive in the event shares held by Darren M. Sardoff do not vest as described below in footnote 7 and (iii) 988,235 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(3)	Does not (i) include 84,000 shares of common stock held by the BMG 2004 Trust, a trust established for the benefit of Mr. Greenwald’s adult children and their descendants, (ii) 30,000 shares of common stock he may receive in the event shares held by Mr. Sardoff do not vest as described below in footnote 7 and (iii) 790,888 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(4)	These shares vest in full upon consummation of a business combination, provided Mr. Mayer is still affiliated with Alpine Capital or an affiliated entity, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Mayer is not affiliated with Alpine Capital or an affiliated entity, for reasons other than as described in the previous sentence, at the time of the consummation of a business combination, these shares revert back to Mr. Goldstein.

(5)	The business address of such individual is Act II Partners, L.P. 444 Madison Avenue, 17th Floor, New York, NY 10022.

(6)	The business address of Mr. Haje is 1790 Broadway, Suite 1501, New York, NY 10019.

(7)	60,000 of these shares shall vest in full in the event Mr. Sardoff is still providing services to us as we may reasonably request at the time we consummate a business combination or as a result of his death or disability. If the shares do not vest, 30,000 shares revert back to each of Mr. Goldstein and Mr. Greenwald.

(8)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(9)	Represents 709,500 shares of common stock held by Sapling, LLC and 365,500 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both of these entities and as such controls voting and dispositive power over the shares.

(10)	Includes and excludes the shares of common stock as set forth in footnotes 2, 3, 4 and 7 above.

All of the 3,000,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Richard D. Goldstein, Bruce M. Greenwald and Oded Aboodi may be deemed to be our ‘‘parents’’ and ‘‘promoters,’’ as these terms are defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2005 we issued 3,000,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.0083 per share as set forth below:

Name	Number of Shares	Relationship to Us
Richard D. Goldstein	990,000	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	756,000	President and Director
HMA 1999 Trust	220,000	Stockholder
DKA 1999 Trust	220,000	Stockholder
ASH 1999 Trust	220,000	Stockholder
JAR Partners L.P.	210,000	Stockholder
Dennis H. Leibowitz	150,000	Director
BMG 2004 Trust	84,000	Stockholder
Carl D. Harnick	75,000	Chief Financial Officer
Peter R. Haje	75,000	Director

Effective April 1, 2005, Mr. Goldstein transferred 150,000 shares of common stock to Gregg H. Mayer, our vice president, controller and secretary. Effective April 5, 2005, Messrs. Goldstein and Greenwald each transferred 30,000 shares of common stock to Darren M. Sardoff. Effective May 31, 2005, Messrs. Goldstein and Greenwald each transferred an additional 7,500 shares of common stock to Mr. Sardoff.

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	June 30, 2008;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by January 7, 2007 (or by July 7, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Alpine Capital, an affiliate of Richard D. Goldstein, our chairman, Bruce M. Greenwald, our president, Gregg Mayer, our vice president, controller and secretary and Oded Aboodi, our special advisor has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Alpine Capital $7,500 per month for these services.

During 2005, our chairman advanced $100,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of April 7, 2006 or the consummation of our initial public offering. This loan was repaid in July 2005.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Richard D. Goldstein(1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Bruce M. Greenwald(1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Carl D. Harnick(1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Gregg H. Mayer(1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dennis H. Leibowitz(1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Peter R. Haje(1)
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and JAR Partners L.P.(1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and HMA 1999 Trust.(1)
10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and DKA 1999 Trust.(1)
10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and ASH 1999 Trust.(1)
10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and BMG 2004 Trust.(1)
10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Darren M. Sardoff.(1)
10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.(1)
10.15	Form of Letter Agreement between Alpine Capital LLC and Registrant regarding administrative support.(1)
10.16	Form of Promissory Note issued to Richard D. Goldstein.(1)
10.17	Registration Rights Agreement among the Registrant and the Founders.(1)
10.18	Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of Richard D. Goldstein, Bruce M. Greenwald and Oded Aboodi.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124380).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (‘‘GGK’’) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, we paid our principal accountant $30,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005, and $8,500 in connection with the review of our Quarterly Reports on Form 10-QSB. Additionally, we expect to pay our principal accountant $12,000 for the services they have performed in connection with the audit of our financial statements included in this Annual Report.

Audit-Related Fees

During 2005, except as described above, our principal accountant did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until July 2005, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement has been and will be approved by our audit committee.

Courtside Acquisition Corporation
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Courtside Acquisition Corp.

We have audited the accompanying balance sheet of Courtside Acquisition Corp. (a development stage corporation) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from March 18, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtside Acquisition Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period from March 18, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 16, 2006

Courtside Acquisition Corp.
(a corporation in the development stage)

Balance Sheet

December 31, 2005
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,692,748
Cash equivalents held in Trust Fund (Note 1)	74,618,620
Deferred Federal Income Tax (Notes 1 and 6)	—
Prepaid expenses	78,133
Total assets	$76,389,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,643
Deferred dividends	170,839
Taxes payable (Note 1)	78,725
Total liabilities	262,207
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424
Commitments (Note 3)
Stockholders’ equity (Notes 1, 2, 3, 4 and 5)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680
Additional paid-in capital	60,969,078
Earnings accumulated in the development stage	411,112
Total stockholders’ equity	61,381,870
Total liabilities and stockholders’ equity	$76,389,501

See accompanying notes to financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Income Statement

Period from March 18, 2005 (inception) to December 31, 2005
Revenues:
Interest and dividend income	$710,673
Expenses:
Formation and operating costs	(128,836)
State capital tax	(46,125)
(174,961)
Income for the period	535,712
Income taxes (Note 1)	(124,600)
Net income for the period	$411,112
Net income per share basic and diluted	$.04
Weighted average shares outstanding	11,474,740

See accompanying notes to financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the developmental stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	$1,680	$60,969,078	$411,112	$61,381,870

See accompanying notes to financial statements.

Courtside Acquisition Corp.
(a corporation in the developmental stage)

Statement of Cash Flows

March 18, 2005 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net income	$411,112
Adjustments to reconcile net income to net cash used in operating activities:
Increase in value of Trust Fund	(854,620)
Increase in prepaid expenses	(78,133)
Increase in accounts payable and accrued expenses	12,643
Increase in taxes payable	78,725
Increase in deferred dividends	170,839
Net cash used in operating activities	(259,434)
Cash Flows from Investing Activities
Cash deposited in Trust Fund	(73,764,000)
Cash Flows from Financing Activities
Gross proceeds of public offering	82,800,000
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Proceeds from notes payable, stockholder	100,000
Payment of notes payable, stockholder	(100,000)
Payment of offering costs	(7,108,918)
Net cash provided by financing activities	75,716,182
Net increase in cash and cash equivalents	1,692,748
Cash and cash equivalents at beginning of the period	—
Cash and cash equivalents at end of the period	$1,692,748

See accompanying notes to financial statements

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At December 31, 2005, the value of the Trust Account amounted to $74,618,620. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount placed in the Trust Account) has been classified as common stock subject to possible conversion at December 31, 2005 and $170,839 (19.99% of the dividend income held in the Trust Account) has been classified as deferred dividends at December 31, 2005.

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 27,600,000 outstanding warrants, issued in connection with the initial public offering described in Note 2 has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 600,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

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

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share Based Payment’’. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

In connection with the Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with the Offering, the Company also issued an option, for $100, to the Representative to purchase 600,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units sold in the Offering except that the Warrants included in the option have an exercise price of $6.65 per

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

share. The Company estimated that the fair value of this option was approximately $1,224,000 ($2.04 per Unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

3.	Commitments and Related Party Transactions	The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2005 includes $45,250 related to this agreement.

The Company engages in ordinary course banking relationships on customary terms with Alpine Capital Bank (‘‘ACB’’). ACB is a New York State chartered FDIC insured commercial bank. The Company's Chairman is a director and stockholder of ACB, the Company's President is a stockholder of ACB and the Company's advisor is the Chairman and a stockholder of ACB. Cash of $97,191 is on deposit at ACB and ACB is custodian for $1,595,557 of U.S. Treasury Bills at December 31, 2005.

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

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

The Company issued $100,000 unsecured promissory notes to an Initial Stockholder, who is also an officer and director. The notes were non interest-bearing and were repaid from the net proceeds of the Offering.

4.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5.	Common Stock	At September 30, 2005, 29,400,000 shares of common stock were reserved for issuance upon exercise of the redeemable warrants and the underwriters’ unit purchase option.

6.	Income Taxes	The provision for income taxes consists of the following:

Current:
State	$62,028
Local	62,572
Total	$124,600

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Statutory federal income tax rate	34%
State income taxes	23
Interest income not taxable for Federal tax purposes net of allocable expenses	(35)
Valuation allowance	1
Effective income tax rate	23%

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Federal net operating loss carryforward	$8,000
Less: valuation allowance	(8,000)
Net deferred tax asset	$—

At December 31, 2005, the Company has a federal net operating loss carryforward of $24,000 to offset future taxable income. The net operating loss carryforward expires in 2025. The Company has established a 100% valuation allowance against its deferred tax asset relating to the Federal net operating loss carryforward since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes

During the year ended December 31, 2005, the Company paid $92,000 of New York State and City taxes.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2006.

COURTSIDE ACQUISITION CORP.
By:	/s/ Richard D. Goldstein
Richard D. Goldstein Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard D. Goldstein	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 28, 2006

Richard D. Goldstein

/s/ Bruce M. Greenwald	President and Director	March 28, 2006

Bruce M. Greenwald

/s/ Carl D. Harnick	Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 28, 2006

Carl D. Harnick

/s/ Dennis H. Leibowtiz	Director	March 28, 2006

Dennis H. Leibowitz

/s/ Peter R. Haje	Director	March 28, 2006

Peter R. Haje

/s/ Darren M. Sardoff	Director	March 28, 2006

Darren M. Sardoff