Form 10QSB
period 2006-03-31
Courtside Acquisition Corp
filed 2006-05-15
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number 001-32549

Courtside Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-2521288 (I.R.S. Employer Identification No.)

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

As of May 12, 2006, 16,800,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):            Yes       No

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Courtside Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Courtside Acquisition Corp. (a corporation in the development stage) as of March 31, 2006, the related condensed statements of operations and cash flows for the three-month period ended March 31, 2006, the period from March 18, 2005 (inception) to March 31, 2005 and the cumulative amounts for the period from March 18, 2005 (inception) to March 31, 2006 and the condensed statement of stockholders’ equity for the period from March 18, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the condensed balance sheet of Courtside Acquisition Corp. as of December 31, 2005 and the related condensed statements of operations, stockholders’ equity and cash flows for the period from March 18, 2005 (inception) to December 31, 2005 (not presented herein); and in our report dated February 16, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that Courtside Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Courtside Acquisition Corp. may face a mandatory liquidation by January 7, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 8, 2006

Courtside Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheet

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,529,382	$1,692,748
Cash equivalents held in Trust Fund (Note 1)	75,137,337	74,618,620
Deferred Federal Income Tax (Note 1)	—	—
Prepaid expenses	119,307	78,133
Total current assets	$76,786,026	$76,389,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53,049	$12,643
Deferred dividends	274,530	170,839
Taxes payable (Note 1)	87,706	78,725
Total current liabilities	415,285	262,207
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424	14,745,424
Commitments
Stockholders’ equity (Notes 1 and 2)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680	1,680
Additional paid-in capital	60,969,078	60,969,078
Earnings accumulated in the development stage	654,559	411,112
Total stockholders’ equity	61,625,317	61,381,870
Total liabilities and stockholders’ equity	$76,786,026	$76,389,501

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Condensed Statements of Operations

	Three Months Ended March 31, 2006	Period from March 18, 2005 (inception) to March 31, 2005	Cumulative amounts for Period from March 18, 2005 (inception) to March 31, 2006
Revenues:
Interest and dividend income	$430,675	$—	$1,141,348
Expenses:
Formation and operating costs	73,728	750	202,564
State and local capital taxes	22,500	42	68,625
	96,228	(792)	271,189
Income (loss) for the period	334,447	(792)	870,159
Income taxes (Note 1)	91,000	—	215,600
Net income for the period	$243,447	($792)	$654,559
Net income per share basic and diluted	$.01	($.00)	$.05
Weighted average shares outstanding	16,800,000	3,000,000	12,739,314

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the developmental stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ Discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	$1,680	$60,969,078	$411,112	$61,381,870
Unaudited:
Net income for the three months ended March 31, 2006	—	—	—	243,447	243,447
Balance, March 31, 2006	16,800,000	$1,680	$60,969,078	$654,559	$61,625,317

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Condensed Statement of Cash Flows

	Three Months Ended March 31, 2006	March 18, 2005 (inception) to March 31, 2005	Cumulative amounts For Period from March 18, 2005 (inception) to March 31, 2006
Cash Flows from Operating Activities
Net income	$243,447	($792)	$654,559
Adjustments to reconcile net income (loss) used in operating activities:
Increase in value of Trust Fund	(518,717)	—	(1,373,337)
Increase in prepaid expenses	(41,174)	(24,250)	(119,307)
Increase in accounts payable and accrued expenses	40,406	—	53,049
Increase in taxes payable	8,981	42	87,706
Increase in deferred dividends	103,691	—	274,530
Net cash (used) in operating activities	(163,366)	(25,000)	(422,800)
Cash Flows from Investing Activities
Cash deposited in Trust Fund	—	—	(73,764,000)
Cash Flows from Financing Activities
Gross proceeds of public offering	—	—	82,800,000
Proceeds from sale of shares of common stock	—	17,000	25,000
Proceeds from issuance of option	—	—	100
Proceeds from notes payable, stockholder	—	25,000	100,000
Payment of notes payable, stockholder	—	—	(100,000)
Payment of offering costs	—	—	(7,108,918)
Net cash provided by financing activities	—	42,000	75,716,182
Net increase (decrease) in cash and cash equivalents	(163,366)	17,000	1,529,382
Cash and cash equivalents at beginning of the period	1,692,748	—	—
Cash and cash equivalents at end of the period	$1,529,382	$17,000	$1,529,382

See accompanying notes to unaudited condensed financial statements

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

1. Organization And Business Operations	Courtside Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on March 18, 2005 as a blank check company whose objective is to acquire an operating business.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 for additional disclosure relating to the Company’s condensed financial statements.

All activity from March 18, 2005 (inception) through July 7, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to July 7, 2005, the Company has been seeking a business combination with an operating business (‘‘Business Combination’’). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2006, the value of the Trust Account amounted to $75,137,337. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account)

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount placed in the Trust Account) has been classified as common stock subject to possible conversion at March 31, 2006 and $274,530 (19.99% of the dividend income held in the Trust Account) has been classified as deferred dividends at March 31, 2006.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 7, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering assuming no value is attributed to the Warrants contained in the Units sold (Note 2). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share Based Payment’’. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have any impact on its financial condition or results of operations.

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

In connection with the Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with the Offering, the Company also issued an option, for $100, to the Representative to purchase 600,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units sold in the Offering except that the Warrants included in the option have an exercise price of $6.65 per share. The Company estimated that the fair value of this option was approximately $1,224,000 ($2.04 per Unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

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

For the three months ended March 31, 2006, we had net income of $243,447 consisting of interest and dividend income less operating expenses and state and local income and capital taxes. Our interest and dividend income includes dividend income of $415,026 and $1,125,648 for the three months ended March 31, 2006 and the period from March 18, 2005 (inception) through March 31, 2006, respectively, and our deferred dividends of $170,389 and $274,530 at March 31, 2006 and December 31, 2005, respectively, were derived from money market funds which are exempt from federal income taxes. For the quarter ended March 31, 2006, our expenses consisted of operating costs and expenses of searching for a business combination, which were $73,728, state and local capital taxes in the quarter of $22,500, and state and local income taxes of $91,000.

For the periods from March 18, 2005 (inception) through March 31, 2005 and from March 18, 2005 (inception) through March 31, 2006, we had net income (loss) of $(792) and $654,559 respectively, attributable to dividend and interest income less formation and operating expenses and state and local income and capital taxes respectively.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including the over-allotment option) were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering). As of March 31, 2006, approximately $75,137,337 (or approximately $5.44 per share sold in the offering) is being held in the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 7, 2007, assuming that a business combination is not consummated during that time. From July 7, 2005 through July 7, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 for expenses for the due diligence and

Courtside Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

investigation of a target business, $180,000 for the administrative fee payable to Alpine Capital LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $1,107,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $110,000 (through January 1, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on June 30, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Alpine Capital LLC, an affiliate of Richard D. Goldstein, our chairman of the board and chief executive officer, Bruce M. Greenwald, our president and a member of our board of directors, Gregg H. Mayer, our vice president and controller, and Oded Aboodi, our special advisor, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in April and May 2005, Richard D. Goldstein advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses.These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3 — CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 12, 2006

/s/ Richard D. Goldstein Richard D. Goldstein Chairman of the Board and Chief Executive Officer
/s/ Carl D. Harnick Carl D. Harnick Vice President and Chief Financial Officer