Form 10QSB
period 2006-06-30
Courtside Acquisition Corp
filed 2006-08-09
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, 16,800,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes     No

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Courtside Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Courtside Acquisition Corp. (a corporation in the development stage) as of June 30, 2006, the related condensed statements of operations for the three-month periods ended June 30, 2006 and June 30, 2005, the six-month period ended June 30, 2006, the period from March 18, 2005 (inception) to June 30, 2005, and the cumulative period from March 18, 2005 (inception) to June 30, 2006, the related condensed statements of stockholders’ equity for the six-month period ended June 30, 2006 and the period from March 18, 2005 (inception) to June 30, 2006, and the condensed statements of cash flows for the six-month period ended June 30, 2006, the period from March 18, 2006 (inception) to June 15, 2005 and for the period from March 18, 2005 (inception) to June 30, 2006. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the condensed balance sheet of Courtside Acquisition Corp. as of December 31, 2005 and the related condensed statements of operations, stockholders’ equity and cash flows for the period from March 18, 2005 (inception) to December 31, 2005 (not presented herein); and in our report dated February 16, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005 is fairly stated, in all material aspects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming Courtside Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Courtside Acquisition Corp. may face a mandatory liquidation by January 7, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 25, 2006

Courtside Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,418,637	$1,692,748
Cash equivalents held in Trust Fund (Note 1)	75,754,539	74,618,620
Deferred Federal Income Tax (Note 1)	—	—
Prepaid expenses	90,086	78,133
Total current assets	$77,263,262	$76,389,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,598	$12,643
Deferred dividends	397,909	170,839
Taxes payable (Note 1)	157,093	78,725
Total current liabilities	$567,600	$262,207
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424	14,745,424
Commitments
Stockholders’ equity (Notes 1 and 2)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 50,000,000 shares
Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680	1,680
Additional paid-in capital	60,969,078	60,969,078
Earnings accumulated in the development stage	979,480	411,112
Total stockholders’ equity	61,950,238	61,381,870
Total liabilities and stockholders’ equity	$77,263,262	$76,389,501

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period from March 18, 2005 (inception) to June 30, 2005	Period from March 18, 2005 (inception) to June 30, 2006
Revenues:
Interest and dividend income	$509,685	$0	$940,360	$0	$1,651,033
Expenses:
Formation and operating costs	71,041	3,250	144,769	4,000	273,605
State and local capital taxes	7,723	—	30,223	—	76,348
Total expenses	78,764	3,250	174,992	4,000	349,953
Income (loss) for the period	430,921	(3,250)	765,368	(4,000)	1,301,080
Income taxes (Note 1)	106,000	0	197,000	0	321,600
Net Income (loss) for the period	$324,921	$(3,250)	$568,368	$(4,000)	$979,480
Net income (loss) per share basic and diluted	$0.02	$(0.00)	$0.03	$(0.00)
Weighted average shares outstanding	16,800,000	3,000,000	16,800,000	3,000,000

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the development stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	$1,680	$60,969,078	$411,112	$61,381,870
Unaudited:
Net income for the six months ended June 30, 2006	—	—	—	568,368	568,368
Balance, June 30, 2006	16,800,000	$1,680	$60,969,078	$979,480	$61,950,238

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

	Six Months Ended June 30, 2006	Period from March 18, 2005 (inception) to June 30, 2005	Period from March 18, 2005 (inception) to June 30, 2006
Cash Flows from Operating Activities
Net income (loss)	$568,368	$(4,000)	$979,480
Adjustments to reconcile net income (loss) provided by (used in) operating activities:
Increase in value of Trust Fund	(1,135,919)	—	(1,990,539)
Increase in prepaid expenses	(11,953)	—	(90,086)
Increase/(decrease) in accounts payable and accrued expenses	(45)	4,000	12,598
Increase in taxes payable	78,368	—	157,093
Increase in deferred dividends	227,070	—	397,909
Net cash used in operating activities	(274,111)	—	(533,545)
Cash Flows from Investing Activities
Cash deposited in Trust Fund	—	—	(73,764,000)
Cash Flows from Financing Activities
Gross proceeds of public offering	—	—	82,800,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from issuance of option	—	—	100
Proceeds from notes payable, stockholder	—	100,000	100,000
Payment of notes payable, stockholder	—	—	(100,000)
Payment of offering costs	—	(123,474)	(7,108,918)
Net cash provided by financing activities	—	1,526	75,716,182
Net increase (decrease) in cash and cash equivalents	(274,111)	1,526	1,418,637
Cash and cash equivalents at beginning of the period	1,692,748	—	—
Cash and cash equivalents at end of the period	$1,418,637	$1,526	$1,418,637
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$409,052	$—

See accompanying notes to unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

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

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2006, the value of the Trust Account amounted to $75,754,539. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account)

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount placed in the Trust Account) has been classified as common stock subject to possible conversion at June 30, 2006 and $397,909 (19.99% of the dividend income held in the Trust Account) has been classified as deferred dividends at June 30, 2006.

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

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share Based Payment’’. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have any impact on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We no not expect FIN 48 will have a material effect on our condensed financial condition or results of operations.

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

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

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

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

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

For the three months ended June 30, 2006, we had net income of $324,921 consisting of interest and dividend income less operating expenses and state and local income and capital taxes. Our interest and dividend income includes dividend income of $493,824 and $1,619,472 for the three months ended June 30, 2006 and the period from March 18, 2005 (inception) through June 30, 2006, respectively, and our deferred dividends of $397,909 and $170,839 at June 30, 2006 and December 31, 2005, respectively, were derived from money market funds which are exempt from federal income taxes. For the three months ended June 30, 2006, our expenses consisted of operating costs and expenses of searching for a business combination, which were $71,041, state capital taxes in the quarter of $7,723, and state and local income taxes of $106,000.

For the six months ended June 30, 2006, we had net income of $568,368 consisting of interest and dividend income less operating expenses and state and local income and capital taxes. Our interest and dividend income includes dividend income of $908,850 for the six months ended June 30, 2006 and our deferred dividends of $397,909 at June 30, 2006 were derived from money market funds which are exempt from federal income taxes. For the six months ended June 30, 2006, our expenses consisted of operating costs and expenses of searching for a business combination, which were $144,769, state capital taxes in the quarter of $30,223, and state and local income taxes of $197,000.

For the period from March 18, 2005 (inception) through June 30, 2006, we had net income of $979,480 attributable to dividend and interest income less formation and operating expenses and state and local income and capital taxes respectively.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including the over-allotment option) were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering). As of June 30, 2006, approximately $75,754,539 (or approximately $5.49 per share sold in the offering) is being held in the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 7, 2007, assuming that a business combination is not consummated during that time. From July 7, 2005 through July 7, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 for expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Alpine Capital LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $1,107,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $110,000 (through January 1, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

COURTSIDE ACQUISITION CORP.

Dated: August 8, 2006

/s/ Richard D. Goldstein Richard D. Goldstein. Chairman of the Board and Chief Executive Officer
/s/ Carl D. Harnick Carl D. Harnick Vice President and Chief Financial Officer