Form 10KSB
period 2006-12-31
Courtside Acquisition Corp
filed 2007-03-08
CIK 1321544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 001-32549

Courtside Acquisition Corp.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2521288
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
1700 Broadway 17th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip code)

212-641-5000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share Warrants to purchase shares of Common Stock	American Stock Exchange American Stock Exchange American Stock Exchange

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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $1,997,081.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      No

As of March 6, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $76,038,000.

As of March 6, 2007, there were 16,800,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Courtside Acquisition Corp. is a blank check company formed on March 18, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry although we are focusing on the entertainment, media and communications industries.

On July 7, 2005, we closed our initial public offering of 12,000,000 units, and on July 11, 2005, we closed on an additional 1,800,000 units subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $82,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations, taxes and continuing general and administrative expenses. Through December 31, 2006, we have used $859,478 of the net proceeds that were not deposited into the trust fund plus interest earned thereon for those purposes. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning dividends. As of December 31, 2006, there was $77,036,403 held in the trust fund.

Recent Developments

On January 24, 2007, we entered into an Asset Purchase Agreement (‘‘Purchase Agreement’’) with American Community Newspapers LLC (‘‘ACN’’) providing for the purchase by us (or a subsidiary of ours to be formed for such purchase) of substantially all of ACN’s assets and the assumption by us (or such subsidiary, without the release of us from our obligations) of certain of ACN’s liabilities. ACN Holding LLC, the sole member of ACN, is also a party to the Purchase Agreement, solely for limited purposes, and has approved the Purchase Agreement and the transactions contemplated thereby in accordance with the Delaware Limited Liability Company Act.

ACN is a leading community newspaper publisher having operations within three major U.S. markets – Minneapolis-St. Paul, Dallas and Northern Virginia (suburban Washington, D.C.). In these markets, it publishes three daily and 60 weekly newspapers, each serving a specific community, and 10 niche publications, with a combined circulation of 955,000 households.

Pursuant to the Purchase Agreement, we will pay ACN $165,000,000 for substantially all of ACN’s assets at the closing, subject to a post-closing increase or decrease to the extent that ACN’s Balance Sheet Working Capital (as defined in the Purchase Agreement) is greater or less than $1,200,000. We will also pay ACN an additional $1,000,000 if ACN’s newspaper cash flow (‘‘NCF’’) (as defined in the Purchase Agreement) for 2008 is equal to or greater than $19,000,000, with such payment increasing to $15,000,000, in specified increments, if ACN’s NCF for 2008 equals or exceeds $21,000,000. We will also pay ACN a further $10,000,000 if, during any 20 trading days within any 30 trading day period through July 7, 2009, the last reported sale price of our common stock exceeds $8.50 per share (equitably adjusted to account for stock combinations, stock splits, stock dividends and the like). We will also assume ACN’s contractual liabilities arising after the closing (other than liabilities for indebtedness for borrowed money or capital leases) and other liabilities to the extent such other liabilities are taken into account in the calculation of ACN’s Balance Sheet Working Capital.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated January 24, 2007 and filed with the SEC on January 25, 2007, as amended.

The acquisition is expected to be consummated in the second quarter of 2007, after the required approval by our stockholders our and the fulfillment of certain other conditions.

Opportunity for stockholder approval of business combination

We agreed to submit the ACN transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for our business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (‘‘Founder Shares’’) in accordance with the vote of the majority of the shares of our common stock sold in such offering (‘‘IPO Shares’’). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our business combination with ACN, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been $5.58. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

Pursuant to the provisions of our certificate of incorporation, we have until July 7, 2007 to complete our business combination, having satisfied the criteria for extension set forth in the certificate of incorporation. If we do not complete a business combination by July 7, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

We anticipate that, if we are unable to complete the business combination with ACN, the following will occur:

•	our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that a significant part or all of the costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded (to the extent that the deposit paid by us on execution of the purchase agreement is not returned to us) by Messrs. Goldstein and Greenwald, who will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been $5.58. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. If we liquidate prior to the consummation of a business combination, each of Richard D. Goldstein and Bruce M. Greenwald, our Chairman and President, respectively will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account.

Competition

If we succeed in effecting the business combination with ACN, there will be intense competition from competitors of ACN. For a more complete discussion of the risks that will be applicable to us following the business combination with ACN, see the risks below as well as our filings referred to above under ‘‘Recent Developments.’’ We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with ACN.

Risks Factors

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with ACN described in our filings referred to above under ‘‘Recent Developments.’’ You should also consider the following factors in evaluating our business and future prospects.

Risks Related to our Business and Operations Following our Acquisition of ACN

ACN depends to a great extent on the economies and the demographics of the local communities that it serves and is also susceptible to general economic downturns, which could have a material and adverse impact on its revenues and profitability.

ACN’s advertising revenues, which accounted for 94% of ACN’s 2006 revenues, and, to a lesser extent, circulation, depend upon a variety of factors specific to the communities that its publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that the publications serve. If the local economy, population or prevailing retail environment of a community ACN serves experiences a downturn, ACN’s publications, revenues and profitability in that market would be adversely affected. ACN’s advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in ACN’s newspapers and other publications and related websites include many businesses that can be significantly affected by regional or national economic downturns and other developments.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including acquisitions and dividend payments.

After our acquisition of ACN, we will have a significant amount of indebtedness, which we estimate will be approximately $92 million, assuming no IPO Shares are converted. This indebtedness could adversely affect our financial health in the following ways:

•	most of the debt will carry a floating rate of interest with only half of the principal amount thereof protected by interest rate swaps, interest caps or similar arrangements; thus we will be subject to the risk of paying greater interest if interest rates rise;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes maybe impaired; and

•	there would be a material and adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

ACN has grown, and we anticipate that we will continue to grow, in part through acquisitions of weekly and some daily newspapers and free circulation and total market coverage publications. We will evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities (although we are not party to any agreements for future acquisitions), some of which could be significant. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities or in consummating acquisitions on acceptable terms. Also, we may not be able to generate sufficient cash flow or borrow sufficient funds to finance desired acquisitions. If completed, on the other hand, acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diversion of our management’s attention, as integrating the operations and assets of the acquired businesses will require a substantial amount of our management’s time;

•	difficulties associated with obtaining the level of cooperation of the employees in the acquired businesses with our integration efforts and assimilating the operations of the acquired businesses, including billing and customer information systems;

•	incurring unexpected costs of integration;

•	the inability to achieve operating and financial synergies anticipated to result from the acquisitions;

•	failing to retain key personnel, readers and customers of acquired companies.

•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges; and

•	experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets.

We cannot assure you that we will be successful in finding and effecting suitable acquisitions or in integrating acquired assets into our current businesses. The failure to find and effect new acquisitions and to successfully integrate the acquired businesses would have a material adverse effect on our business, financial condition, results of operations and cash flow.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for ACN’s publications is newsprint. In 2006, ACN, in its production facilities, consumed approximately 6,500 metric tons of newsprint (including for commercial printing) and the cost of its newsprint consumption totaled approximately $4.1million, which was approximately 7.7% of its 2006 total revenue. ACN generally maintains only a 30-day inventory of newsprint, although participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1995 and dropping to a low of almost $410 per metric ton in 2002. The industry average price of newsprint for 2006 was approximately $655 per metric ton. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

Newer forms of media communications, such as the Internet, are increasingly competing with newspapers and magazines for advertising revenue and are drawing such revenue away from such traditional media.

Many newspapers, particularly those serving large national or metropolitan readerships, have been adversely affected by the loss of advertising revenue and paid circulation subscriptions to other media forms, particularly Internet-based publications. There can be no assurance that this trend will not continue or that community newspapers and, more particularly, the ACN newspapers will not be adversely affected by it.

We could be adversely affected by declining circulation.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 1.0% since 1996 and 2.0% during the three year period from 2002 to 2005. Circulation represented 4% of ACN’s total revenue in 2006. There can be no assurance that ACN’s circulation will not decline in the future which would negatively affect ACN’s circulation revenue. In addition, declines in circulation could impair ACN’s ability to maintain or increase its advertising prices, cause purchasers of advertising in its publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Our business will be subject to seasonal and other fluctuations, which will affect our revenues and operating results.

The business we will acquire from ACN is subject to seasonal fluctuations that we expect to be reflected in our operating results in future periods. The first fiscal quarter of the year tends to be the weakest quarter because advertising volume is at its lowest levels following the holiday season. Other factors that will affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We will be subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations will be subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities, including ink and chemicals. Under various environmental laws, an owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Our operations will also be subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management’s attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

We will depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We will be dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we will dependent upon the management and leadership of Eugene Carr, who will be our chief executive officer, Daniel J. Wilson, who will be our chief financial officer, and Jeffrey Coolman, who will be our vice president – sales and Minnesota group publisher. The loss of any of them or other key personnel could affect our ability to run our business effectively.

Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. Other than a $4.5 million policy on the life of Mr. Carr, we do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Production and distribution of our various publications and the generation of advertising revenue will also require skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products, generate advertising sales and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations.

General Risks related to our Business

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.58 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.58 per share held in trust as of December 31, 2006 due to claims of creditors. If we liquidate prior to the consummation of a business combination, each of Richard D. Goldstein and Bruce M. Greenwald, our Chairman and President, respectively will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. However, we cannot assure you that Messrs. Goldstein and Greenwald will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we do not consummate the business combination with ACN by July 7, 2007 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with ACN by July 7, 2007, we will dissolve and liquidate. We anticipate that, promptly after such date, the following will occur:

•	our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that a significant part or all of the costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded (to the extent that the deposit paid by us on execution of the purchase agreement is not returned to us) by Messrs. Goldstein and Greenwald, who will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the business combination with ACN, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a

60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

If our stockholders fail to vote or abstain from voting on the acquisition proposal, they may not exercise their conversion rights to convert their shares of common stock into a pro rata portion of the trust account.

Our stockholders holding shares of stock issued in our IPO who affirmatively vote against the acquisition proposal may, at the same time, demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the acquisition. Our stockholders who seek to exercise this conversion right must affirmatively vote against the acquisition and tender their stock certificates to our transfer agent prior to the vote. Any stockholder who fails to vote or who abstains from voting on the acquisition proposal or who fails to tender their stock certificate prior to the vote may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of his shares.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the American Stock Exchange, a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may issue shares of our common stock and preferred stock, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 3,800,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we could issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with the acquisition, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

When we seek stockholder approval of our business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, since our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may need to utilize additional third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. Although we believe that such third party financing will be available on commercially reasonable terms, there can be no assurance that this will be the case. This may limit our ability to effectuate the most attractive business combination available to us.

Our current directors and executive officers own shares of common stock and warrants that will be worthless if the acquisition is not approved. Consequently, they may have a conflict of interest in determining whether particular changes to the terms of the business combination with ACN or waivers of conditions are appropriate.

All of our officers and directors and/or their affiliates beneficially own stock in Courtside that they purchased prior to our IPO. Additionally, Messrs. Richard D. Goldstein, our chairman of the board and chief executive officer, Bruce M. Greenwald, our president and a director, and Oded Aboodi, our special advisor (or entities affiliated with them) purchased 2,400,000 warrants in the public market after our IPO. Our executive officers and directors and their affiliates are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our IPO. Therefore, if the acquisition is not approved and we are forced to liquidate, such shares held by such persons will be worthless, as will the warrants. In addition, if we liquidate prior to the consummation of a business combination, Messrs. Goldstein and Greenwald will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. Also, Messrs. Goldstein and Greenwald have committed to advance us funds for our current expenses. Such advances will be evidenced by promissory notes that will bear interest at the rate of 5% per annum and will be non-recourse to the trust account. If a business combination is not consummated, it is not expected that we will have any remaining non-trust account funds to repay such loans except to the extent that amounts we receive from the return of all or part of the deposit we made upon execution of the purchase agreement are not required for the payment of our other liabilities.

These personal and financial interests of our directors and officers may have influenced their decision to approve our business combination with ACN. In considering the recommendations of our board of directors to vote for the acquisition proposal and other proposals, you should consider these interests. Additionally, the exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in our stockholders’ best interest.

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

Our outstanding warrants and underwriters’ purchase options may have an adverse effect on the market price of common stock.

We currently have outstanding warrants to purchase 27,600,000 shares of common stock and underwriters’ purchase options to purchase 600,000 shares of common stock and warrants to purchase an additional 1,200,000 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by July 7, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock.

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

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

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

We maintain our executive offices at 1700 Broadway, 17th Floor, New York, New York 10019 pursuant to an agreement with Alpine Capital, an affiliate of Richard D. Goldstein, our Chairman, Bruce M. Greenwald, our President, Oded Aboodi, our special advisor and Gregg Mayer, our Vice President, Secretary and Controller. We pay Alpine Capital a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Alpine Capital is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols CRB.U, CRB and CRB.WS, respectively. The following table sets forth the range of high and low last sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 1, 2005 and since the common stock and warrants commenced public trading on August 2, 2005.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007
First Quarter*	6.28	6.00	5.51	5.42	0.40	0.29
2006
Fourth Quarter	6.00	5.85	5.45	5.30	0.40	0.22
Third Quarter	6.25	5.80	5.40	5.15	0.47	0.31
Second Quarter	7.00	6.25	5.56	5.20	0.71	0.46
First Quarter	8.60	6.00	5.60	5.18	0.70	0.43
2005
Fourth Quarter	6.35	5.70	5.30	5.11	0.59	0.36
Third Quarter	6.25	5.90	5.25	5.00	0.56	0.40
Second Quarter	—	—	—	—	—	—
First Quarter	—	—	—	—	—	—

*	Through March 6, 2007

As of March 6, 2007, there was one holder of record of our units, eleven holders of record of our common stock and one holder of record of our warrants.

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

Recent Sales of Unregistered Securities and Use of Proceeds

In March 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Name	Number of Shares	Relationship to Us
Richard D. Goldstein	990,000	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	756,000	President and Director
HMA 1999 Trust	220,000	Stockholder
DKA 1999 Trust	220,000	Stockholder
ASH 1999 Trust	220,000	Stockholder
JAR Partners L.P.	210,000	Stockholder
Dennis H. Leibowitz	150,000	Director
BMG 2004 Trust	84,000	Stockholder
Carl D. Harnick	75,000	Vice President and Chief Financial Officer
Peter R. Haje	75,000	Director

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

We paid a total of $6,516,000 in underwriting discounts and commissions, including $720,000 for the underwriters’ non-accountable expense allowance of 1 % of the gross proceeds, and approximately $593,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations, continuing general and administrative expenses and taxes. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $3,272,463 in dividends through December 31, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report

Forward Looking Statements

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

Results of Operations

For the fiscal year ended December 31, 2006, we had net income of $1,045,598 consisting of interest and dividend income less operating expenses and state and local income and capital taxes compared to net income of $411,112 for the period from March 18, 2005 (inception) through December 31, 2005. Our interest and dividend income includes dividend income exempt from federal income taxes of $1,934,517 in the current year compared to $683,781 in the prior period because we had no funds to be invested until July 7, 2005 and because of the increase in interest rates in 2006. For the year ended December 31, 2006, our operating expenses increased to $503,260 compared to $128,836 in the prior period primarily due to an increase of $106,011 in periodic operating expenses as a result of the six month increase in our period of searching for a business combination and an increase of $268,413 in legal, accounting and travel expenses in the current year compared to the prior period primarily due to increased activity in searching for a business combination. For the year ended December 31, 2006, our income tax rate increased compared to the prior period due to the increase in non-deductible expenses incurred in seeking a business combination; our state capital tax increased $14,098 due to the length of the current period as compared to the prior period.

For the period from March 18, 2005 (inception) through December 31, 2006, we had net income of $1,456,710 attributable to interest and dividend income less formation and operating expenses and state and local income and capital taxes.

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

We consummated our initial public offering of 12,000,000 units on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. Under the terms of the warrant agreement governing the terms of the warrants between us and Continental Stock Transfer & Trust Company, as warrant agent, we are required to use our best efforts to register these warrants and maintain such registration. After evaluating our financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, we entered into a clarification agreement, dated October 25, 2006, with Continental Stock Transfer & Trust Company. The clarification agreement made explicit that, effective as of the date of our initial public offering, we are not obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective. The clarification agreement clarifies that net-cash settlement was never intended to be a remedy for registered warrant holders, based on the intent of the parties as set forth in the warrant agreement and our final prospectus for our initial public offering. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of our warrants as permanent equity is fully justified and supported.

Gross proceeds from our initial public offering (including the over-allotment option) were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into the trust account (or approximately $5.35 per share sold in the offering). As of December 31, 2006, approximately $77,036,463 (or approximately $5.58 per share sold in the offering) is being held in the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business. On January 24, 2007, the Company signed an Asset Purchase Agreement (‘‘APA’’) to acquire the business and substantially all of the assets of American Community Newspapers LLC, a leading publisher of community newspapers operating within the following markets: Minneapolis-St. Paul, Dallas and Northern Virginia (suburban Washington, D.C.). The purchase price is $165,000,000, plus up to $15,000,000 based on 2008 newspaper cash flow and $10,000,000 if during any 20 trading days within any 30 trading day period through July 7, 2009 the last reported sale price of our common stock exceeds $8.50 per share. Concurrently with the execution of the APA, the Company placed $700,000 in escrow as a deposit on the purchase price.

To fund the purchase, the Company has received commitments, subject to execution of definitive agreements and other conditions, for up to $115,000,000 of senior secured credit facilities and $12,700,000 of senior notes. The senior facilities may also be used for working capital, acquisition and general corporate purposes. We believe we will have sufficient available funds outside of the trust fund to operate through July 7, 2007, assuming that a business combination is not consummated during that time, because two of the Company’s officers have agreed with the Company to advance funds (without recourse to the Trust Fund) to meet the Company’s reasonable out-of-pocket expenses when available funds held outside the Trust Fund are insufficient for such purpose.

In connection with our initial public offering, we issued to the underwriters, for $100, an option to purchase up to a total of 600,000 units. The units issuable upon exercise of this purchase option are identical to the units we sold in our initial public offering except that the warrants included in the option have an exercise price of $6.65. We estimated that the fair value of this option was approximately $1,224,000 ($2.04 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The option may be exercised for cash or on a ‘‘cashless’’ basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. On October 25, 2006, in connection with the clarification agreement with respect to our warrants discussed above, we similarly clarified the terms of the options granted to the underwriters. In doing so, we clarified, as of the date of our initial public offering, that (i) if we are unable to deliver any securities pursuant to the exercise of the options, we will have no obligation to pay such holder any cash or otherwise ‘‘net cash settle’’ the option or the warrants underlying the option and (ii) there was no specified liability for our failure to satisfy our registration requirements. As discussed above, the foregoing clarification was based on the disclosure set forth in the warrant agreement and the final prospectus. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of the option as permanent equity is fully justified and supported.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard D. Goldstein	55	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	60	President and Director
Carl D. Harnick	72	Vice President and Chief Financial Officer
Gregg H. Mayer	32	Vice President, Controller and Secretary
Dennis H. Leibowitz	64	Director
Peter R. Haje	72	Director
Darren M. Sardoff	40	Director

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

Bruce M. Greenwald has served as president and a member of our board of directors since our inception. Mr. Greenwald has been associated with Alpine Capital and its affiliated entities since September 1989, currently as a senior managing director. Prior to joining Alpine Capital, Mr. Greenwald was a partner with Arthur Young & Company (a predecessor to Ernst & Young) where, in addition to serving a broad base of the firm’s Fortune 500 clients as well as a number of media and entertainment clients, he served as the firm’s director of taxes for the Northeast Region and also was a member of the firm’s national tax operating committee. Mr. Greenwald is a member of the Simon School of Business Executive Advisory Committee and a trustee of the Washington Institute for Near East Policy. Mr. Greenwald received a B.S. and an M.B.A. from the University of Rochester.

Carl D. Harnick has served as vice president and chief financial officer since our inception. Mr. Harnick has provided financial consulting services to various organizations, including Alpine Capital, since October 1997. From 1967 until September 1997, Mr. Harnick was a partner of Ernst & Young LLP (as well as Arthur Young & Company). Since February 2005, Mr. Harnick has served as a member of the board of directors of CKX, Inc., a Nasdaq listed company engaged in the ownership, development and commercial utilization of entertainment content. Mr. Harnick is a trustee and treasurer of Prep for Prep, a New York based charitable organization dedicated to enhancing the leadership potential of highly motivated minority students. Mr. Harnick received a B.S. (with honors in Economics) from Brooklyn College and an M.B.A. from Syracuse University.

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

Dennis H. Leibowitz has served as a member of our board of directors since our inception. Mr. Leibowitz has served as managing general partner and chief investment officer of Act II Partners, a private hedge fund that specializes in media and communications companies, since March 2002. From October 2000 to September 2001, Mr. Leibowitz served as a managing director of Credit Suisse First Boston where he was a media strategist covering the advertising, broadcasting, cable television and entertainment industries. From 1977 until he joined Credit Suisse First Boston, Mr. Leibowitz was a senior vice president and securities analyst at Donaldson, Lufkin & Jenrette, Inc., a private investment banking firm. Institutional Investor magazine has given Mr. Leibowitz its highest ranking for a research analyst twenty-five times since it began grading securities analysts in its All-American Research Team in 1972. Mr. Leibowitz serves on the board of advisors of Centre Palisades Ventures, LP and New Mountain Capital, LLC, both private equity funds. He is a past president of the Media & Entertainment Analysts Society of New York and the Cable Television Analysts’ Group. He is currently a member of the New York Society of Security Analysts and has served on the board of directors of the International Radio & Television Society. Mr. Leibowitz received a B.S. from The Wharton School of Finance and Commerce of The University of Pennsylvania.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On July 7, 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Copies of our code of ethics may be obtained, without charge, by requesting such information in writing from Courtside Acquisition Corp., 1700 Broadway, 17th Floor, New York, NY 10019.

Corporate Governance

Nominating Committee

We have a nominating committee consisting of Mr. Haje, as chairman, Mr. Leibowitz and Mr. Sardoff, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Audit Committee

We have an audit committee consisting of Mr. Sardoff, as chairman, Mr. Leibowitz and Mr. Haje, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-KSB;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-KSB and Form 10-QSB about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of ‘‘independent directors’’ who are ‘‘financially literate’’ as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define ‘‘financially literate’’ as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Sardoff satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under rules and regulations of the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Ownership	Amount and Nature of Beneficial Ownership		Percent of Class
Richard D. Goldstein	1,096,500	(2)	6.5%
Bruce M. Greenwald	718,500	(3)	4.3%
Gregg H. Mayer	150,000	(4)	*
Dennis H. Leibowitz(5)	150,000		*
Carl D. Harnick	75,000		*
Peter R. Haje(6)	75,000		*
Darren Sardoff(5)	75,000	(7)	*
Fir Tree, Inc.(8)	1,655,800	(9)	9.9%
The Baupost Group, L.L.C.(10)	1,495,000	(11)	8.9%
All directors and executive officers as a group (7 individuals)	2,340,000	(12)	13.9%

(1)	Unless otherwise indicated, the business address of each of the following is c/o Courtside Acquisition Corp., 1700 Broadway, 17th Floor, New York, NY 10019.

(2)	Includes 210,000 shares of common stock held by JAR Partners L.P., a family limited partnership for the benefit of Mr. Goldstein’s children. Mr. Goldstein and his wife are the general partners of the limited partnership. Also includes 84,000 shares of common stock held by the BMG 2004 Trust, a trust established for the benefit of Bruce M. Greenwald’s adult children and their descendants. Mr. Goldstein is the sole trustee of the BMG 2004 Trust. Does not include (i) 150,000 shares of common stock he may receive in the event Mr. Mayer’s shares do not vest as described below in footnote 4, (ii) 30,000 shares of common stock he may receive in the event shares held by Darren M. Sardoff do not vest as described below in footnote 7 and (iii) 988,235 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(3)	Does not (i) include 84,000 shares of common stock held by the BMG 2004 Trust, a trust established for the benefit of Mr. Greenwald’s adult children and their descendants, (ii) 30,000 shares of common stock he may receive in the event shares held by Mr. Sardoff do not vest as described below in footnote 7 and (iii) 790,888 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(4)	These shares vest in full upon consummation of a business combination, provided Mr. Mayer is still affiliated with Alpine Capital or an affiliated entity, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Mayer is not affiliated with Alpine Capital or an affiliated entity, for reasons other than as described in the previous sentence, at the time of the consummation of a business combination, these shares revert back to Mr. Goldstein.

(5)	The business address of such individual is Act II Partners, L.P. 444 Madison Avenue, 17th Floor, New York, NY 10022.

(6)	The business address of Mr. Haje is 1790 Broadway, Suite 1501, New York, NY 10019.

(7)	60,000 of these shares shall vest in full in the event Mr. Sardoff is still providing services to us as we may reasonably request at the time we consummate a business combination or as a result of his death or disability. If the shares do not vest, 30,000 shares revert back to each of Mr. Goldstein and Mr. Greenwald.

(8)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(9)	Represents 1,094,925 shares of common stock held by Sapling, LLC and 560,875 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both of these entities and as such controls voting and dispositive power over the shares. The foregoing information was derived from an amendment to the Schedule 13G filed with the SEC on February 14, 2007.

(10)	The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116.

(11)	The Baupost Group, L.L.C. is a registered investment adviser. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities beneficially owned by Baupost. Such securities include securities purchased on behalf of various investment partnerships. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2007.

(12)	Includes and excludes the shares of common stock as set forth in footnotes 2, 3, 4 and 7 above.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2005 we issued 3,000,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.0083 per share as set forth below:

Name	Number of Shares	Relationship to Us
Richard D. Goldstein	990,000	Chairman of the Board and Chief Executive Officer
Bruce M. Greenwald	756,000	President and Director
HMA 1999 Trust	220,000	Stockholder
DKA 1999 Trust	220,000	Stockholder
ASH 1999 Trust	220,000	Stockholder
JAR Partners L.P.	210,000	Stockholder
Dennis H. Leibowitz	150,000	Director
BMG 2004 Trust	84,000	Stockholder
Carl D. Harnick	75,000	Vice President and Chief Financial Officer
Peter R. Haje	75,000	Director

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

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by July 7, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective; each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

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

During 2005, Mr. Goldstein advanced $100,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of April 7, 2006 or the consummation of our initial public offering. This loan was repaid in July 2005. Messrs. Goldstein and Greenwald have committed to advance us funds for our current expenses. Such advances will be evidenced by promissory notes that will bear interest at the rate of 5% per annum and will be non-recourse to the trust account.

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

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Peter R. Haje, Dennis H. Leibowitz and Daren M. Sardoff are our independent directors.

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.6	Warrant Clarification Agreement, dated October 25, 2006, between the Company and Continental Stock Transfer & Trust Company.(2)
4.7	Amendment to Unit Purchase Options, dated October 25, 2006, between the Company and the holders of Unit Purchase Options.(2)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Richard D. Goldstein(1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Bruce M. Greenwald(1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Carl D. Harnick(1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Gregg H. Mayer(1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dennis H. Leibowitz(1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Peter R. Haje(1)
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and JAR Partners L.P.(1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and HMA 1999 Trust.(1)
10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and DKA 1999 Trust.(1)
10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and ASH 1999 Trust.(1)

Exhibit No.	Description
10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and BMG 2004 Trust.(1)
10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Darren M. Sardoff.(1)
10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.(1)
10.15	Form of Letter Agreement between Alpine Capital LLC and Registrant regarding administrative support.(1)
10.16	Form of Promissory Note issued to Richard D. Goldstein.(1)
10.17	Registration Rights Agreement among the Registrant and the Founders.(1)
10.18	Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of Richard D. Goldstein, Bruce M. Greenwald and Oded Aboodi.(1)
10.19	Purchase Agreement dated as of January 24, 2007 among Courtside Acquisition Corp., American Community Newspapers LLC and, solely for purposes of Section 2.22 thereof, ACN Holding LLC.(3)
10.20	Form of Escrow Agreement among Courtside Acquisition Corp. American Community Newspapers LLC and Continental Stock Transfer & Trust Company, as Escrow Agent.(3)
10.21	Deposit Escrow Agreement dated January 24, 2007 among Courtside Acquisition Corp., American Community Newspapers LLC and Continental Stock Transfer & Trust Company, as Escrow Agent.(3)
10.22	Employment Agreement dated as of January 24, 2007, between Courtside Acquisition Corp. and Eugene Carr.(3)
10.23	Employment Agreement dated as of January 24, 2007, between Courtside Acquisition Corp. and Daniel J. Wilson.(3)
10.24	Employment Agreement dated as of January 24, 2007, between Courtside Acquisition Corp. and Jeffrey Coolman.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124380).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2006 and filed with the SEC on the same date.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 24, 2007 and filed with the SEC on January 25, 2007, as amended on January 25, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $19,000 for the services they performed in connection with our 2005 Annual Audit and the review of one of our 2006 Quarterly Reports on Form 10-QSB. Additionally, we expect to pay our principal accountant $23,000 for the services they have performed in connection with the audit of our financial statements included in this Annual Report and two 2006 Quarterly Reports, of which $9,000 has already been paid. During the fiscal year ended December 31, 2005, we paid our principal accountant $30,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005, and $8,500 in connection with the review of our Quarterly Reports on Form 10-QSB.

Audit-Related Fees

During 2005, except as described above, our principal accountant did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements. In 2007, we paid our principal accountant $2,500 for services rendered in 2006 in reviewing accounting issues and filing requirements for proposed business combinations.

Tax Fees

During 2007, we paid our principal accountant $4,500 for services rendered to us in 2006 for tax compliance, tax advice and tax planning. We did not pay any such fees in 2005.

All Other Fees

During 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, such engagement will continue to be approved in advance by our audit committee

Courtside Acquisition Corp.
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Courtside Acquisition Corp.

We have audited the accompanying balance sheets of Courtside Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from March 18, 2005 (inception) to December 31, 2005 and the cumulative period from March 18, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtside Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from March 18, 2005 (inception) to December 31, 2005 and the cumulative period from March 18, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Courtside Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Courtside Acquisition Corp. will face mandatory liquidation by July 7, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 28, 2007

Courtside Acquisition Corp.
(a corporation in the development stage)

Balance Sheet

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,192,704	$1,692,748
Cash equivalents held in Trust Fund (Note 1)	77,036,463	74,618,620
Deferred Federal Income Tax (Notes 1 and 6)	—	—
Prepaid expenses	37,566	78,133
Current assets	78,266,733	76,389,501
Deferred acquisition costs	87,500	—
Total assets	$78,354,233	$76,389,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$278,348	$12,643
Deferred dividends	654,165	170,839
Taxes payable (Note 1)	248,828	78,725
Total liabilities	$1,181,341	$262,207
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424	14,745,424
Commitments (Note 3)
Stockholders’ equity (Notes 1, 2, 3, 4 and 5)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 50,000,000 shares
Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680	1,680
Additional paid-in capital	60,969,078	60,969,078
Earnings accumulated in the development stage	1,456,710	411,112
Total stockholders’ equity	$62,427,468	$61,381,870
Total liabilities and stockholders’ equity	$78,354,233	$76,389,501

The accompanying notes should be read in conjunction with these financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Statement of Operations

	Year Ended December 31, 2006	Period from March 18, 2005 (inception) to December 31, 2005	Period from March 18, 2005 (inception) to December 31, 2006
Revenues:
Interest and dividend income	$1,997,081	$710,673	$2,707,754
Expenses:
Formation and operating costs	(503,260)	(128,836)	(632,096)
State capital tax	(60,223)	(46,125)	(106,348)
	(563,483)	(174,961)	(738,444)
Income for the period	1,433,598	535,712	1,969,310
Income taxes (Note 1)	(388,000)	(124,600)	(512,600)
Net income for the period	$1,045,598	$411,112	$1,456,710
Net income per share basic and diluted	$0.06	$.04
Weighted average shares outstanding	16,800,000	11,474,740

The accompanying notes should be read in conjunction with these financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the development Stage
	Shares	Amount			Total
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	1,680	60,969,078	411,112	61,381,870
Net income for the year ended December 31, 2006	—	—		1,045,598	1,045,598
Balance, December 31, 2006	16,800,000	$1,680	$60,969,078	$1,456,710	$62,427,468

The accompanying notes should be read in conjunction with these financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows

	Year Ended December 31, 2006	March 18, 2005 (inception) to December 31, 2005	Period from March 18, 2005 (inception) to December 31, 2006
Cash Flows from Operating Activities
Net income	$1,045,598	$411,112	$1,456,710
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in value of Trust Fund	(2,417,843)	(854,620)	(3,272,463)
(Increase) decrease in prepaid expenses	40,567	(78,133)	(37,566)
Increase in accounts payable and accrued expenses	221,955	12,643	234,598
Increase in taxes payable	170,103	78,725	248,828
Increase in deferred dividends	483,326	170,839	654,165
Net cash used in operating activities	(456,294)	(259,434)	(715,728)
Cash Flows from Investing Activities
Payment of deferred acquisition costs	(43,750)	—	(43,750)
Cash deposited in Trust Fund	—	(73,764,000)	(73,764,000)
Net cash issued in investing activities	(43,750)	(73,764,000)	(73,807,750)
Cash Flows from Financing Activities
Gross proceeds of public offering	—	82,800,000	82,800,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from issuance of option	—	100	100
Proceeds from notes payable, stockholder	—	100,000	100,000
Payment of notes payable, stockholder	—	(100,000)	(100,000)
Payment of offering costs	—	(7,108,918)	(7,108,918)
Net cash provided by financing activities	—	75,716,182	75,716,182
Net increase (decrease) in cash and cash equivalents	(500,044)	1,692,748	1,192,704
Cash and cash equivalents at beginning of the period	1,692,748	—	—
Cash and cash equivalents at end of the period	$1,192,704	$1,692,748	$1,192,704
Supplemental schedule of non-cash investing activities:
Accrual of acquisition costs	$43,750		$43,750

The accompanying notes should be read in conjunction with these financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization, Business Operations, and Accounting Policies	Courtside Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on March 18, 2005 as a blank check company whose objective is to acquire an operating business.

All activity from March 18, 2005 (inception) through July 7, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to July 7, 2005, the Company has been seeking a business combination with an operating business (‘‘Business Combination’’).

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At December 31, 2006, the value of the Trust Account amounted to $77,036,463. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount placed in the Trust Account) has been classified as common stock subject to possible conversion at December 31, 2006 and $654,165 (19.99% of the dividend income held in the Trust Account) has been classified as deferred dividends at December 31, 2006.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering (July 7, 2007) if certain extension criteria have been satisfied. The extension criteria have been met; however, there is no assurance that the Company will be able to consummate a Business Combination within that period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering assuming no value is attributed to the Warrants contained in the Units sold (Note 2).

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash equivalents are defined as highly liquid money market funds and U.S. Treasury Bills maturing in three months or less from date of purchase.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Deferred acquisition costs consist primarily of legal, appraisal, due diligence and other third-party fees and expenses directly associated with the negotiation and execution of the Asset Purchase Agreement (‘‘APA’’) with American Community Newspaper LLC (‘‘ACN’’). See Note 7.

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

Notes to Financial Statements (cont.)

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

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

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

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

In connection with the Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with the Offering, the Company also issued an option, for $100, to the Representative to purchase 600,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units sold in the Offering except that the Warrants included in the option have an exercise price of $6.65 per share. The Company estimated that the fair value of this option was approximately $1,224,000 ($2.04 per Unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

On October 25, 2006, the Company entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of June 30, 2005 (the ‘‘Warrant Agreement’’) by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated June 30, 2005, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise and the warrants may expire unexpired and unredeemed.

On October 25, 2006, the Company entered into a similar clarification agreement with the holders of the unit purchase options issued in connection with the Company’s initial public offering.

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

3.	Commitments and Related Party Transactions	The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2006 includes $90,000 related to this agreement.

The Company engages in ordinary course banking relationships on customary terms with Alpine Capital Bank (‘‘ACB’’). ACB is a New York State chartered FDIC insured commercial bank. The Company’s Chairman is a director and stockholder of ACB, the Company’s President is a stockholder of ACB and the Company’s special advisor is the Chairman and a stockholder of ACB. Cash of $45,242 is on deposit at ACB and ACB is custodian for $1,147,462 of U.S. Treasury Bills at December 31, 2006.

Pursuant to letter agreements dated April 15, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

In accordance with an agreement with the Representative, the Company’s Chairman, the Company’s President and one of the Company’s advisors, or persons or entities associated or affiliated with such individuals, have purchased 2,400,000 Warrants in the public marketplace at an average price of $0.49 per Warrant.

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

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

4.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5.	Common Stock	At December 31, 2006, 29,400,000 shares of common stock were reserved for issuance upon exercise of the redeemable warrants and the underwriters’ unit purchase option.

6.	Income Taxes	The provision for income taxes consists of the following:

	Year Ended December 31, 2006	Period from March 18, 2005 (inception) to December 31, 2005
Current:
State	$187,000	$62,028
Local	201,000	62,572
Total	$388,000	$124,600

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31, 2006	Period from March 18, 2005 (inception) to December 31, 2005
Statutory federal income tax rate	34%	34%
State and local income taxes	27	23
Dividend income not subject to Federal income tax	(46)	(35)
Expenses allocable to non-taxable dividend income	4	—
Valuation allowance	11	1
Other	(3)	—
Effective income tax rate	27%	23%

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	Year Ended December 31, 2006	Period from March 18, 2005 (inception) to December 31, 2005
Expenses deferred for income tax purposes	$161,000	$—
Federal net operating loss carryforward	11,000	8,000
Less: valuation allowance	(172,000)	(8,000)
Net deferred tax asset	$—	$—

At December 31, 2006, the Company has a federal net operating loss carryforward of $33,000 to offset future taxable income. The net operating loss carryforward expires in 2025 and 2026. The Company has established a 100% valuation allowance against its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the year ended December 31, 2006 and the period from March 18, 2005 (inception) to December 31, 2005, the Company paid $193,857 and $92,000, respectively, of New York State and City income taxes.

7.	Subsequent Events	On January 24, 2007, the Company signed an Asset Purchase Agreement (‘‘APA’’) to acquire the business and substantially all of the assets of American Community Newspapers LLC (‘‘ACN’’). ACN is a community newspaper publisher having operations within three major U.S. markets – Minneapolis-St. Paul, Dallas and Northern Virginia (suburban Washington, D.C.). The purchase price is $165,000,000, subject to adjustment if ACN working capital is greater or less than $1,200,000, plus up to $15,000,000 based on 2008 newspaper cash flow and $10,000,000 if the last reported sale price of the Company’s common stock exceeds $8.50 per share for 20 out of 30 trading days before July 8, 2009. Concurrently with the execution of the APA, the Company placed $700,000 in escrow as a deposit on the purchase price and two of the Company’s officers entered into an agreement which provides that if the APA is terminated under certain circumstances, they will have the right to enter into an agreement to purchase substantially all of ACN’s assets.

Courtside Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements (cont.)

To fund the purchase, the Company has received commitments, subject to execution of definitive agreements and other conditions, for up to $115,000,000 of senior secured credit facilities and $12,700,000 of senior notes. The senior facilities may also be used for working capital, acquisitions and general corporate purposes.

Two of the Company’s officers have agreed with the Company to advance funds (without recourse to the Trust Fund) to meet the Company’s reasonable out-of-pocket expenses when available funds held outside the Trust Fund are insufficient for such purpose.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2007.

COURTSIDE ACQUISITION CORP.
By:	/s/ Richard D. Goldstein
Richard D. Goldstein Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard D. Goldstein	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 8, 2007

Richard D. Goldstein

/s/ Bruce M. Greenwald	President and Director	March 8, 2007

Bruce M. Greenwald

/s/ Carl D. Harnick	Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 8, 2007

Carl D. Harnick

/s/ Dennis H. Leibowitz	Director	March 8, 2007

Dennis H. Leibowitz

/s/ Peter R. Haje	Director	March 8, 2007

Peter R. Haje

/s/ Darren M. Sardoff	Director	March 8, 2007

Darren M. Sardoff