Form 10KSB/A
period 2006-12-31
Courtside Acquisition Corp
filed 2007-03-16
CIK 1321544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-32549

Courtside Acquisition Corp.

(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2521288 (Small Business Issuer I.R.S. Employer I.D. Number)
1700 Broadway 17th Floor, New York, NY (Address of principal executive offices)	10019 (Zip code)

212-641-5000

(Issuer’s Telephone Number, Including Area Code)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Courtside Acquisition Corp. for the fiscal year ended December 31, 2006 is being filed solely to amend the ‘‘Market Information’’ contained in Part II, Item 5 to correct certain typographical errors.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007
First Quarter*	6.28	6.00	5.51	5.42	0.40	0.29
2006
Fourth Quarter	6.00	5.85	5.45	5.30	0.40	0.22
Third Quarter	6.25	5.80	5.40	5.15	0.47	0.31
Second Quarter	7.00	6.25	5.56	5.20	0.71	0.44
First Quarter	6.80	6.00	5.60	5.18	0.70	0.43
2005
Fourth Quarter	6.35	5.70	5.30	5.11	0.59	0.36
Third Quarter	6.25	5.90	5.25	5.00	0.56	0.40
Second Quarter	—	—	—	—	—	—
First Quarter	—	—	—	—	—	—

*	Through March 6, 2007

As of March 6, 2007, there was one holder of record of our units, thirteen holders of record of our common stock and one holder of record of our warrants.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2007.

COURTSIDE ACQUISITION CORP.
By: /s/ Richard D. Goldstein Richard D. Goldstein Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard D. Goldstein	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 16, 2007

Richard D. Goldstein

/s/ Bruce M. Greenwald	President and Director	March 16, 2007

Bruce M. Greenwald

/s/ Carl D. Harnick	Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 16, 2007

Carl D. Harnick

/s/ Dennis H. Leibowtiz	Director	March 16, 2007

Dennis H. Leibowitz

/s/ Peter R. Haje	Director	March 16, 2007

Peter R. Haje

/s/ Darren M. Sardoff	Director	March 16, 2007

Darren M. Sardoff