Form 10-Q
period 2007-03-31
Courtside Acquisition Corp
filed 2007-05-10
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission File Number 001-32549

Courtside Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-2521288
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Broadway, 17th Floor, New York, New York 10019
(Address of Principal Executive Office)

(212) 641-5000
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [    ]            Accelerated filer [    ]            Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of May 9, 2007, 16,800,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Courtside Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Courtside Acquisition Corp. (a corporation in the development stage) as of March 31, 2007, the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 and the cumulative period from March 18, 2005 (inception) to March 31, 2007 and the related condensed statements of stockholders’ equity for the three-month period ended March 31, 2007 and the period from March 18, 2005 (inception) to March 31, 2007. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Courtside Acquisition Corp. as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006 is fairly stated, in all material aspects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming Courtside Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Courtside Acquisition Corp. may face a mandatory liquidation by July 7, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 8, 2007

Courtside Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheet

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$915	$1,192,704
Cash equivalents held in Trust Fund (Note 1)	77,682,536	77,036,463
Deferred Federal Income Tax	—	—
Prepaid expenses	37,345	37,566
Current Assets	77,720,796	78,266,733
Deferred acquisition costs and deposit (Notes 1 and 4)	1,212,690	87,500
Total assets	$78,933,486	$78,354,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$456,928	$278,348
Deferred dividends	783,315	654,165
Taxes payable	9,884	248,828
Notes payable (Note 4)	180,000	—
Total liabilities	1,430,127	1,181,341
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Note 1)	14,745,424	14,745,424
Commitments (Note 4)
Stockholders’ equity (Notes 1, 2, and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 50,000,000 shares
Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680	1,680
Additional paid-in capital	60,969,078	60,969,078
Earnings accumulated in the development stage	1,787,177	1,456,710
Total stockholders’ equity	62,757,935	62,427,468
Total liabilities and stockholders’ equity	$78,933,486	$78,354,233

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Condensed Statements of Operations

	Three Months Ended		Cumulative Amounts for Period from March 18, 2005 (inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Expenses:
Formation and operating costs	$66,815	$73,728	$698,911
State capital taxes	15,000	22,500	121,348
	81,815	96,228	820,259
Interest and dividend income	521,282	430,675	3,229,036
Income for the period before income taxes	439,467	334,447	2,408,777
Income taxes	109,000	91,000	621,600
Net Income for the period	$330,467	$243,447	$1,787,177
Net income per share basic and diluted	$0.02	$0.01	$0.12
Weighted average shares outstanding	16,800,000	16,800,000	14,731,452

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the development stage)
Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the development stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	1,680	60,969,078	411,112	61,381,870
Net income for the year ended December 31, 2006	—	—	—	1,045,598	1,045,598
Balance, December 31, 2006	16,800,000	1,680	60,969,078	1,456,710	62,427,468
Net income for the three months ended March 31, 2007	—	—	—	330,467	330,467
	16,800,000	$1,680	$60,969,078	$1,787,177	$62,757,935

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Unaudited Condensed Statement of Cash Flows

	Three Months Ended		Cumulative Amounts For Period from March 18, 2005 (inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities
Net income	$330,467	$243,447	$1,787,177
Adjustments to reconcile net income (loss) used in operating activities:
Increase in value of Trust Fund	(646,073)	(518,717)	(3,918,536)
Increase (Decrease) in prepaid expenses	221	(41,174)	(37,345)
Increase (Decrease) in accounts payable and accrued expenses	(162,026)	40,406	72,572
Increase (Decrease) in taxes payable	(238,944)	8,961	9,884
Increase in deferred dividends	129,150	103,691	783,315
Net cash (used) in operating activities	(587,205)	(163,366)	(1,302,933)
Cash Flows from Investing Activities
Payment of deferred acquisition costs and deposit	(784,584)	—	(828,334)
Cash deposited in Trust Fund	—	—	(73,764,000)
	(784,584)	—	(74,592,334)
Cash Flows from Financing Activities
Gross proceeds of public offering	—	—	82,800,000
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from issuance of option	—	—	100
Proceeds from notes payable, stockholders	180,000	—	280,000
Payment of notes payable, stockholder	—	—	(100,000)
Payment of offering costs	—	—	(7,108,918)
Net cash provided by financing activities	180,000	—	75,896,182
Net increase (decrease) in cash and cash equivalents	(1,191,789)	(163,366)	915
Cash and cash equivalents at beginning of the period	1,192,704	1,692,748	—
Cash and cash equivalents at end of the period	915	1,529,382	915
Supplemental Schedule of Non-Cash Investing Activities
Accrual of acquisition costs	$340,606	$—	$384,356

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

1. Organization and Business Operations	Courtside Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on March 18, 2005 as a blank check company whose objective is to acquire an operating business.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional disclosure relating to the Company’s condensed financial statements. The December 31, 2006 balance sheet has been derived from the audited financial statements.

All activity from March 18, 2005 (inception) through July 7, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to July 7, 2005, the Company has been seeking a business combination with an operating business (‘‘Business Combination’’).

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2007, the value of the Trust Account amounted to $77,682,536. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $14,745,424 (19.99% of the original amount placed in the Trust Account) has been classified as common stock subject to possible conversion at March 31, 2007 and $783,315 (19.99% of the dividend income held in the Trust Account) has been classified as deferred dividends at March 31, 2007.

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 7, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The extension criteria have been met; however, there is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering assuming no value is attributed to the Warrants contained in the Units sold (Note 2).

Deferred acquisition costs and deposit consist primarily of legal, appraisal, due diligence and other third-party fees and expenses directly associated with the negotiation and execution of the Asset Purchase Agreement (‘‘APA’’) with American Community Newspapers LLC (‘‘ACN’’) and the deposit paid pursuant to the APA. See Note 4.

2. Initial Public Offering	On July 7, 2005, the Company sold 12,000,000 units (‘‘Units’’) in the Offering. On July 11, 2005, the Company sold an additional 1,800,000 Units pursuant to the Representative’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

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

3. Impact of Recently Issued Accounting Standards	In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and

Courtside Acquisition Corp.
(a corporation in the developmental stage)
Note to Unaudited Condensed Financial Statements

measurement process for recording in the the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption does not have a material impact on the Company’s financial position or results of operations.

4. Asset Purchase Agreement and Subsequent Event	The Company entered into an Asset Purchase Agreement (‘‘APA’’) Purchase Agreement with American Community Newspapers LLC (‘‘ACN’’) on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by the Company (or a subsidiary of the Company to be formed for such purchase) of substantially all of ACN’s assets and the assumption by the Company (or such subsidiary, without the release of the Company from its obligations) of certain of ACN’s liabilities. ACN is a community newspaper publisher having operations within four major U.S. markets — Minneapolis — St. Paul, Dallas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio. ACN Holding LLC, the sole member of ACN, is also a party to the APA Purchase Agreement. The total consideration is approximately $206,000,000, subject to working capital adjustments (of which up to $12,500,000 may be paid in shares of Courtside common stock valued at $5.70 per share with the balance to be paid in cash plus, if certain newspaper cash flow and Courtside stock price targets are achieved, up to an additional $25,000,000.

To fund the purchase of ACN, Courtside has received commitments, subject to execution of definitive agreements and other conditions, for up to $125,000,000 of senior secured credit facilities and $27,000,000 of senior notes. The senior facilities may also be used for working capital, acquisitions and general corporate purposes. Courtside believes it will have sufficient available funds outside of the trust account to operate through July 7, 2007, assuming that a business combination is not consummated during that time, because two of Courtside’s officers have agreed with Courtside to advance funds (without recourse to the trust account) to meet Courtside’s reasonable out-of-pocket expenses when available funds held outside the trust account are insufficient for that purpose. Through May 8, 2007, $318,000 (of which $180,000 was advanced as of March 31, 2007) has been advanced in exchange for notes payable due no later that July 8, 2007, bearing interest at 5% per annum.

Effective March 14, 2007, the Company filed with the SEC a preliminary proxy statement.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed herein include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize a combination of cash derived from the proceeds of our public offering and loans, and our capital stock in effecting the ACN business combination.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

For the three months ended March 31, 2007, we had net income of $330,467 consisting of interest and dividend income less operating expenses and state and local income and capital taxes. Our interest and dividend income includes dividend income of $516,923 and $415,026 for the three months ended March 31, 2007 and March 31, 2006, respectively, and our deferred dividends of $783,315 and $654,165 at March 31, 2007 and December 31, 2006, respectively, were derived from money market funds which are exempt from federal income taxes. The increase in dividend income was attributable to the increase in funds held in the Trust Fund, as well as the increase in interest rates in the 2007 quarter as compared to the 2006 quarter. For the quarter ended March 31, 2007, our expenses consisted of operating costs, which were $66,815, state capital taxes in the quarter of $15,000, and state and local income taxes of $109,000, compared to such expenses of $73,728, $22,500, and $91,000, respectively for the quarter ended March 31, 2006.

Discussion of the period from March 18, 2005 (inception) to March 31, 2007.

For the period from March 18, 2005 (inception) through March 31, 2007 we had net income of $1,787,177 attributable to dividend and interest income less formation and operating expenses and state and local income and capital taxes. Courtside’s interest and dividend income of $3,229,036 and Courtside’s deferred dividends of $783,315 were principally derived from money market funds which are exempt from federal income taxes. Courtside’s expenses consisted of formation and operating costs of $698,911, state capital taxes of $121,348 and state and local income taxes of $621,600.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000 of which $73,764,000 was deposited in the trust account (or approximately $5.35 per share sold in the offering). As of March 31, 2007, there was $77,682,536 held in trust or approximately $5.63 per share sold in the offering).

Courtside has incurred the following expenses through March 31, 2007 as compared to the Use of Proceeds disclosure in Courtside’s S-1 dated June 30, 2005:

Use of net proceeds not held in trust	Actual	Per S-1
Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination (recorded as deferred acquisition cost ) (1)	$512,690	$300,000
Due diligence of prospective target businesses	267,360	300,000
Payment of administrative fee to Alpine Capital LLC ($7,500 per month for two years)	157,750	180,000
Legal and accounting fees relating to SEC reporting obligations	48,274	40,000
Working capital to cover miscellaneous expenses, D&O insurance, taxes and reserves	968,475	1,095,000	(2)
Total	1,954,549	1,915,000

(1)	Excludes $700,000 paid as a deposit in escrow in accordance with the purchase agreement
(2)	Actual net proceeds amounted to $1,927,000

All of the expenditures incurred to March 31, 2007 have been consistent with the estimates made for the Use of Proceeds in Courtside’s S-1 except for the costs of the ACN acquisition. Costs of the ACN acquisition have exceeded Courtside’s original estimate because of Courtside’s decision to obtain a fairness opinion and because legal and accounting fees for due diligence and negotiating the asset purchase agreement, employment agreements and preparing the proxy have exceeded Courtside’s original estimates.

Liquidity and Capital Resources

We have used the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select our target business, and structure, negotiate and consummate our business combination. At March 31, 2007, we had cash outside of the trust account of $915, prepaid expenses of $37,345, current liabilities of $1,430,127 and deferred acquisition costs of $1,212,690. Richard D. Goldstein, our chairman of he board and chief executive officer, and Bruce M. Greenwald, our president, have agreed that, if we are unable to complete the business combination with ACN and are forced to liquidate, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have successful claims against the funds in our trust account.

As of March 31, 2007, Courtside had accounts payable and accrued liabilities that totaled approximately $457,000. Courtside estimates that it will incur additional expenses of approximately $700,000 that would be required to be paid if the acquisition is not consummated. Of such total of approximately $1,157,000, vendors and service providers to whom $680,829 is or would be owed (of which $32,250 would be owed to Alpine Capital for rent and reimbursement of expenses advanced on behalf of Courtside) have waived their rights to make claims for payment from amounts in the trust account. Messrs. Goldstein and Greenwald would be obligated to indemnify Courtside for the balance of approximately $476,000 that would be owed to vendors and service providers who have not given such waivers to the extent that they successfully claim against the trust account funds. Any obligations of Messrs. Goldstein and Greenwald to pay such amounts would be reduced by payments to them from amounts available to Courtside from the return to it of all or part of the $700,000 deposit it has made on the purchase price of the acquisition and funds provided by Messrs. Goldstein and Greenwald to fund Courtside’s operating expenses. Any of Courtside’s accounts payable and accrued liabilities that are outstanding upon the consummation of the acquisition will be paid by the combined company following the acquisition. If the acquisition is consummated, Courtside will also incur further additional expenses of approximately $3,664,000 for fees and other expenses related to financing for the acquisition and completing the transaction, which will be paid by the combined company following the acquisition.

On January 24, 2007, Courtside signed the purchase agreement (which was amended on May 2, 2007) to acquire the business and substantially all of the assets of American Community Newspapers LLC, a publisher of community newspapers now operating within the following markets: Minneapolis - St. Paul, Dallas, Northern Virginia (suburban Washington D.C.) and Columbus, Ohio. The purchase price is approximately $206,000,000, subject to working capital adjustments (of which up to $12,500,000 may be paid in shares of Courtside common stock valued at $5.70 per share and the balance will be paid in cash) plus up to $15,000,000 based on 2008 newspaper cash flow and $10,000,000 if during any 20 trading days within any 30 trading day period through July 7, 2009 the last reported sale price of our common stock exceeds $8.50 per share. Concurrently with the execution of the purchase agreement, Courtside placed $700,000 in escrow as a deposit on the purchase price.

We consummated our initial public offering of 12,000,000 units on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. Under the terms of the warrant agreement governing the terms of the warrants between us and the Continental Stock Transfer & Trust Company, as warrant agent, we are required to use our best efforts to register these warrants and maintain such registration. After evaluating our financial statement treatment with respect to the accounting for derivative financial instruments pursuant to the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 00-19, we entered into a clarification agreement dated October 25, 2006 with Continental Stock Transfer & Trust Company. The clarification agreement made explicit that effective as of the date of our initial public offering, we are not obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933 as amended with respect to the common stock is not effective. The clarification agreement clarifies that net-cash settlement was never intended to be a remedy for registered warrant holders, based on the intent of the parties as set forth in the warrant agreement and our final prospectus for our initial public offering. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of our warrants as permanent equity is fully justified and supported.

In connection with our initial public offering we issued to the underwriters, for $100 an option to purchase up to a total of 600,000 units. The units issuable upon exercise of this purchase option are identical to the units we sold in our initial public offering except that the warrants included in the option have an exercise price of $6.65. We estimated that the fair value of this option was approximately $1,224,000 ($2.04 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The option may be exercised for cash or on a ‘‘cashless’’ basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. On October 25, 2006, in connection with the clarification agreement with respect to our warrants discussed above, we similarly clarified the terms of the options granted to the underwriters. In doing so, we clarified, as the date of our initial public offering, that (i) if we are unable to deliver any securities pursuant to the exercise of the options, we will have no obligation to pay such holder any cash or otherwise ‘‘net-cash settle’’ the option or the warrants underlying the option and (ii) there was no specified liability for our failure to satisfy our registration requirements. As discussed above, the foregoing clarification was based on the disclosure set forth in the warrant agreement and the final prospectus. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of the option as permanent equity is fully justified and supported.

As of May 4, 2007, Courtside has borrowed $318,000 from Messrs. Goldstein and Greenwald. The loan is unsecured, bears interest at the rate of 5% per annum, is non-recourse to the trust account and will be paid on the consummation by Courtside of a business combination. However, if a business combination is not consummated, it is not expected that Courtside will have any remaining non-trust account funds to pay the loan except that, under certain circumstances, all or a portion of the $700,000 deposit may be returned to Courtside. As of April 30, 2007, approximately $370,000 of the $700,000 was reserved for payment of ACN’s reimbursable expenses.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. We are required to consummate a business combination by July 7, 2007. The possibility that our acquisition with ACN will not be consummated raises substantial doubt about our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Courtside reimburses its officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on Courtside’s behalf such as identifying and investigating possible target businesses and business combinations. From Courtside’s inception in March 2005, through March 31, 2007, Courtside reimbursed its officers and directors in the aggregate amount of approximately $55,000 for expense incurred by them on its behalf, including travel, meals and entertainment.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133 but instead are accounted for as equity. See Note 2 of the notes to our financial statements for more information.

PART II

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2007	COURTSIDE ACQUISITION CORP.
/s/ Richard D. Goldstein
Richard D. Goldstein. Chairman of the Board and Chief Executive Officer
/s/ Carl D. Harnick
Carl D. Harnick Vice President and Chief Financial Officer