Form 10-Q
period 2007-06-30
American Community Newspapers Inc.
filed 2007-08-14
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission File Number 001-32549

American Community Newspapers Inc.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-2521288
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14875 Landmark Blvd., Suite 110, Addison, Texas 75254
(Address of Principal Executive Office)

972-628-4080
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

As of August 14, 2007, 14,623,445 shares of common stock, par value $.0001 per share, were issued and outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Community Newspapers Inc.

We have reviewed the accompanying condensed balance sheet of American Community Newspapers Inc. (formerly Courtside Acquisition Corp.) (a corporation in the development stage) as of June 30, 2007, the related condensed statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the cumulative period from March 18, 2005 (inception) to June 30, 2007, the related condensed statements of stockholders’ equity for the six-month period ended June 30, 2007 and the cumulative period from March 18, 2005 (inception) to June 30, 2007, and the related condensed statements of cash flows for the six-month period ended June 30, 2007 and 2006 and the cumulative period from March 18, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the company’s management.

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

On July 2, 2007, American Community Newspapers Inc. consummated the acquisition of the business and substantially all of the assets of American Community Newspapers LLC as described in Note 4.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of American Community Newspapers Inc. as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended (the statements of operation and cash flows are not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006 is fairly stated, in all material aspects, in relation to the balance sheet from which it has been derived.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 10, 2007

American Community Newspapers Inc.
(a corporation in the development stage)
Condensed Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$794	$1,192,704
Cash equivalents held in Trust Fund (Note 1)	78,310,094	77,036,463
Deferred Federal Income Tax	—	—
Prepaid expenses	12,375	37,566
Current Assets	78,323,263	78,266,733
Deferred acquisition costs and deposit (Notes 1 and 4)	2,047,434	87,500
Total assets	$80,370,697	$78,354,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,290,676	$278,348
Deferred dividends	908,764	654,165
Taxes payable	106,084	248,828
Notes payable (Note 4)	376,000	—
Total liabilities	2,681,524	1,181,341
Common stock, subject to possible conversion, 2,758,620 shares at conversion value (Notes 1 and 4)	14,745,424	14,745,424
Commitments (Note 4)
Stockholders’ equity (Notes 1, 2, and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 50,000,000 shares
Issued and outstanding 16,800,000 shares (which includes 2,758,620 subject to possible conversion)	1,680	1,680
Additional paid-in capital	60,969,078	60,969,078
Earnings accumulated in the development stage	1,972,991	1,456,710
Total stockholders’ equity	62,943,749	62,427,468
Total liabilities and stockholders’ equity	$80,370,697	$78,354,233

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

American Community Newspapers Inc.
(a corporation in the development stage)
Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended		Cumulative Amounts for Period from March 18, 2005 (inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Expenses:
Formation and operating costs	$196,295	$71,041	$263,110	$144,769	$895,206
State capital taxes	15,000	7,723	30,000	30,223	136,348
	211,295	78,764	293,110	174,992	1,031,554
Interest and dividend income	502,109	509,685	1,023,391	940,360	3,731,145
Income for the period before income taxes	290,814	430,921	730,281	765,368	2,699,591
Income taxes	105,000	106,000	214,000	197,000	726,600
Net Income for the period	$185,814	$324,921	$516,281	$568,368	$1,972,991
Net income per share basic and diluted	$0.01	$0.02	$0.03	$0.03
Weighted average shares outstanding	16,800,000	16,800,000	16,800,000	16,800,000

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

American Community Newspapers Inc.
(a corporation in the development stage)
Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the development stage	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriters’ discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriters’ discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	1,680	60,969,078	411,112	61,381,870
Net income for the year ended December 31, 2006	—	—	—	1,045,598	1,045,598
Balance, December 31, 2006	16,800,000	1,680	60,969,078	1,456,710	62,427,468
Net income for the six months ended June 30, 2007	—	—	—	516,281	516,281
Balance, June 30, 2007	16,800,000	$1,680	$60,969,078	$1,972,991	$62,943,749

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

American Community Newspapers Inc.
(a corporation in the developmental stage)
Unaudited Condensed Statements of Cash Flows

	Six Months Ended		Cumulative Amounts For Period from March 18, 2005 (inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities
Net income	$516,281	$568,368	$1,972,991
Adjustments to reconcile net income used in operating activities:
(Increase) in value of Trust Fund	(1,273,631)	(1,135,919)	(4,546,094)
(Increase) Decrease in prepaid expenses	25,191	(11,953)	(12,375)
Increase (Decrease) in accounts payable and accrued expenses	(65,586)	(45)	169,012
Increase (Decrease) in taxes payable	(142,744)	78,368	106,084
Increase in deferred dividends	254,599	227,070	908,764
Net cash (used) in operating activities	(685,890)	(274,111)	(1,401,618)
Cash Flows from Investing Activities
Payment of deferred acquisition costs and deposit	(882,020)	—	(925,770)
Cash deposited in Trust Fund	—	—	(73,764,000)
Net cash (used) in investing activities	(882,020)	—	(74,689,770)
Cash Flows from Financing Activities
Gross proceeds of public offering	—	—	82,800,000
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from issuance of option	—	—	100
Proceeds from notes payable, stockholders	376,000	—	476,000
Payment of notes payable, stockholder	—	—	(100,000)
Payment of offering costs	—	—	(7,108,918)
Net cash provided by financing activities	376,000	—	76,092,182
Net increase (decrease) in cash and cash equivalents	(1,191,910)	(274,111)	794
Cash and cash equivalents at beginning of the period	1,192,704	1,692,748	—
Cash and cash equivalents at end of the period	794	1,418,637	794
Supplemental Schedule of Non-Cash Investing Activities
Accrual of acquisition costs	$1,077,914	$—	$1,121,664

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

1. Organization and Business Operations	American Community Newspapers Inc. (the ‘‘Company’’) was incorporated in Delaware on March 18, 2005 as a blank check company whose objective is to acquire an operating business. The Company’s name was changed from Courtside Acquisition Corp. on July 2, 2007 in connection with the acquisition of an operating business described in Note 4.

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

All activity from March 18, 2005 (inception) through July 7, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to July 7, 2005, the Company has been seeking a business combination with an operating business (‘‘Business Combination’’). See Note 4.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the representative of the underwriters (‘‘Representative’’) exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000 (Note 2). The Company’s management had broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering were intended to be generally applied toward consummating a Business Combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2007, the value of the Trust Account amounted to $78,310,094. The placing of funds in the Trust Account did not protect those funds from third party claims against the Company. Although the Company sought to have all vendors, prospective target businesses or other entities it engaged, execute agreements

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, all such entities did not execute such agreements. Two of the Company’s officers severally agreed that they would be personally liable to ensure that the proceeds in the Trust Account were not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The remaining net proceeds (not held in the Trust Account) were used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, submitted such transaction for stockholder approval. On June 28, 2007, stockholders owning less than 20% of the shares sold in the Offering voted against the Business Combination; accordingly, the Business Combination discussed in Note 4 was consummated on July 2, 2007.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), voted their 3,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to the Business Combination. These voting safeguards are no longer applicable.

The Company’s Certificate of Incorporation, as amended, provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 7, 2007), or 24 months from the consummation of the Offering if certain extension criteria were satisfied. The extension criteria were met and the Company was able to successfully effect a Business Combination during this period.

Deferred acquisition costs and deposit consist primarily of legal, appraisal, due diligence and other third-party fees and expenses directly associated with the negotiation and execution of the Asset Purchase Agreement (‘‘APA’’) with American Community Newspapers LLC (‘‘ACN’’), the deposit paid pursuant to the APA and the stockholders meeting held to approve the APA. See Note 4.

2. Initial Public Offering	On July 7, 2005, the Company sold 12,000,000 units (‘‘Units’’) in the Offering. On July 11, 2005, the Company sold an additional 1,800,000 Units pursuant to the Representative’s over-allotment option. Each Unit consists of one share of the

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). As a result of the completion of a Business Combination on July 2, 2007, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 expiring on July 7, 2009, four years from the effective date of the Offering. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

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

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

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

3. Impact of Recently Issued Accounting Standards	In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption does not have a material impact on the Company’s financial position or results of operations.

4. Asset Purchase Agreement and Subsequent Event	The Company entered into an Asset Purchase Agreement (‘‘APA’’) with ACN on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by the Company (or a subsidiary of the Company to be formed for such purchase) of substantially all of ACN’s assets and the assumption by the Company (or such subsidiary, without the release of the Company from its obligations) of certain of ACN’s liabilities. ACN Holding LLC, the sole member of ACN, is also a party to the APA.

On July 2, 2007 (the ‘‘Closing’’), the Company consummated its acquisition of the business and substantially all of the assets of ACN and assumed certain liabilities of ACN for an aggregate cash purchase price, including transaction fees and expenses, of approximately $208,544,603. The Purchase Price is subject to certain post-closing adjustments, including for working capital. The Operating Company will also pay to ACN (i) $1 million if newspaper cash flow (as defined) for 2008 is equal to or greater than $19 million, with such payment increasing to up to $15 million in specified increments, if newspaper cash flow (as defined) for 2008 equals or exceeds $21 million and (ii) an additional $10 million if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis — St. Paul, Dallas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.

On July 2, 2007, in connection with the ACN acquisition, the Company and its wholly owned subsidiary, American Community Newspapers LLC (formerly named ACN OPCO LLC), a Delaware limited liability company (the ‘‘Operating Company’’), consummated a $125 million secured credit facility agreement (the ‘‘Senior Secured Facility’’) with the Bank of Montreal, Chicago Branch, as Administrative Agent, and other lenders identified therein (the ‘‘Senior Debt’’). The Operating Company is the Borrower under the Senior Secured Facility which is secured by substantially all of the assets of ACN and the Operating Company. The Senior Secured Facility consists of two term loans, with initial principal amounts of $35 million and $70 million, respectively, and a $20 million revolving credit facility. The $35 million term loan and the revolving facility will mature on July 2, 2013 and have a floating rate of interest based on a leverage ratio equal to either (i) the London Interbank Offering Rate for Eurodollar deposits (‘‘LIBOR’’) plus a maximum of 3.00% per annum or (ii) a ‘‘Base Rate’’ (the higher of the prime rate or federal funds rate plus 0.5%) plus a maximum of 1.75% per annum, as elected by the Operating Company. The $70 million term loan will mature on January 2, 2014 and has a rate of interest equal to, at the election of the Operating Company, (i) LIBOR plus 3.25% per annum or (ii) the Base Rate plus 2.00%. There is no amortization of the revolving credit facility. Amortization of the $35 million term loan commences following a one year grace period with payments of approximately $1.75 million in 2008, $3.5 million in 2009, $5.25 million in 2010, $6.125 million 2011, $7.875 million in 2012 and $10.5 million in 2013. Amortization of the $70 million term loan will commence following a one-year grace period, at 1.0% per annum ($700,000) with the balance due at maturity. The term loans and the revolving credit facility may be prepaid at any time in whole or in part, without premium or penalty. The two term loans and $7 million of the revolving credit facility were drawn down to fund the APA and transaction costs and provide working capital.

On July 2, 2007, in connection with the ACN acquisition, the Company also consummated a $30 million unsecured term loan credit facility agreement (the ‘‘Credit Facility’’) with Ares Capital Corporation, as the initial lender (the ‘‘Subordinated Debt’’). The Company is the Borrower under the Credit Facility. The term loan matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

interest of between 14.25% and 15% (with a cash payment discount option). There is no amortization of the term loan. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, forth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn down and used to fund the APA and transaction costs and provide for the purchase of common shares from dissenters.

The Senior Secured Facility and the Credit Facility each contain representations, warranties and covenants (including financial covenants) customary with such arrangements. Fees were paid that are customary for these types of transactions. Total deferred financing costs, incurred to date, related to the Senior Secured Facility and the Credit Facility amounted to $4,045,040

The Company will account for the ACN acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition will be allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the ACN acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition.

The Company will continue to refine the fair value estimates in accordance with SFAS No. 141; including the completion of a valuation for all of the acquired intangibles. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$9,484,344
Property, plant and equipment	7,994,967
Other long-term assets	100,000
Intangibles	39,500,000
Goodwill	156,938,990
Total assets	214,018,301
Total liabilities assumed	(5,473,698)
Net assets acquired	$208,544,603

The unaudited pro forma condensed consolidated statement of operations information for 2006 and 2007, set forth below, presents the results of operations as if the acquisition of ACN and ACN’s acquisition of Columbus assets on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the ACN acquisition occurred as of the beginning of such period.

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$19,588,000	$20,256,000	$37,626,000	$38,010,000
Net (loss)	$(123,000)	$(339,000)	$(2,298,000)	$(1,796,000)
Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.16)	$(0.12)

At the closing, the Notes Payable to our then Chairman and President ($188,000 each, plus interest) were repaid.

At the Closing, an escrow agreement (the ‘‘Escrow Agreement’’) was entered into covering certain indemnification obligations of the Company under the Asset Purchase Agreement.

Upon the Closing, the Company assumed separate employment agreements with Eugene M. Carr, as Chairman of the Board and Chief Executive Officer, Daniel J. Wilson, as Chief Financial Officer, and Jeffrey B. Coolman, as Vice President which became effective at such time and are four years in term. Such agreements have minimal annual payments of approximately $705,000 in the aggregate.

At the Closing, the Company entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’) with Spire ACN Corporation, Spire Capital Partners, L.P., Spire Capital Partners Parallel Fund, L.P., Spire Investments LLC (the ‘‘Spire Investors’’), Wachovia Capital Partners 2004, LLC (the ‘‘Wachovia Investor’’), Eugene Carr, Jeffrey Coolman and Daniel Wilson (collectively, the ‘‘Investors’’) with respect to shares of the Company’s common stock owned by the Investors (the ‘‘Investor Shares’’). The Registration Rights Agreement provides that at any time on or after April 1, 2008, the (i) holders of a majority in interest of the Investor Shares owned by the Spire Investors (or their permitted transferees) or (ii) holders of a majority in interest of the Investor Shares owned by the Wachovia Investor (or its permitted transferees), may make a demand to the Company for registration of all or any portion of their Investor Shares. Each of the Spire Investors and the Wachovia Investor are entitled to effect one demand registration. In addition, the Investors have certain ‘‘piggy-back’’ registration rights on registration statements proposed to be filed by the Company on or before July 2, 2008. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The Investors have agreed that, prior to July 2, 2008, they will not make any transfer or enter into any swap or other arrangement that transfers the economic consequence of ownership of the Investor Shares (other than to permitted transferees and subject to the transfer restrictions).

Following the Closing, the Company changed its name from Courtside Acquisition Corp. to American Community Newspapers Inc. and the operating company changed its

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

name from ACN OPCO LLC to American Community Newspapers LLC. The Company is now a holding company called American Community Newspapers Inc. operating through its wholly owned subsidiary, American Community Newspapers LLC and its wholly owned subsidiary, Amendment I, Inc.

At a special meeting in lieu of annual meeting held on June 28, 2007, 2,179,055 shares (‘‘Conversion Shares’’) of the Company’s common stock were voted ‘‘AGAINST’’ adoption of the Asset Purchase Agreement and exercised the right to convert such shares into $5.6746 per share in cash, representing the pro rata portion of the trust account maintained by the Company, plus interest, calculated as of June 28, 2007. On or about July 9, 2007, 2,176,555 common shares were purchased from holders of Conversion Shares that complied with the conversion procedures in a timely fashion for $12,351,176 utilizing proceeds from the Subordinated Debt and the issuance of Preferred Shares (discussed below). Subsequent to such payments being made, there are 14,623,445 shares of the Company’s common stock outstanding.

On July 2, 2007, the Company and certain affiliates of Messrs. Oded Aboodi, Richard Goldstein and Bruce Greenwald (collectively, the ‘‘Preferred Share Purchasers’’) entered into an investment and funding agreement (‘‘Preferred Share Funding Agreement’’). Under the Preferred Share Funding Agreement, the Preferred Share Purchasers jointly and severally agreed to purchase upon one or more requests of the Company (each, a ‘‘Funding Request’’) during the 30-day period beginning on July 2, 2007 up to an aggregate of 45,000 shares (‘‘Preferred Shares’’) of the Company’s Series A Redeemable Preferred Stock (‘‘Series A Preferred Stock’’) at a purchase price of $100 per Preferred Share for aggregate gross proceeds of up to $4,500,000, with no discounts or commissions being charged. All proceeds generated from the purchase and sale of the Preferred Shares shall be used solely to fund the conversion for cash of the shares of the Company’s common stock sold in its initial public offering that were voted against the Company’s acquisition of the business and substantially all of the assets of ACN and which were properly converted in accordance with the procedures set forth in the Company’s proxy statement relating to such acquisition.

Each Preferred Share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at the Dividend Rate. ‘‘Dividend Rate’’ means that percentage per annum of the Accreted Value of a Preferred Share that is 150 basis points higher than the then highest applicable interest

American Community Newspapers Inc.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

rate of the Subordinated Debt; provided, however, that the Dividend Rate shall not be lower than 15.75% or higher than 16.5%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Debt, in which case the Dividend Rate shall not be limited to 16.50%, and the applicable Dividend Rate shall be 2% above the otherwise then applicable Dividend Rate until such default is cured. Each such dividend will be payable to the holders of record of shares of the Series A Preferred Stock on June 1, September 1, December 1, and March 1, commencing September 1, 2007, as they appear on the stock records of the Company at the close of business on such record dates. Dividends are payable in arrears. Such dividends will accrue from the date of issue whether or not there are funds of the Company legally available for the payment of such dividends or whether any such dividends are declared by the Board of Directors of the Company. Notwithstanding anything to the contrary, any portion of the dividends for a dividend period that is paid in cash when due shall be paid at a Discount Rate. ‘‘Discount Rate’’ shall mean the then applicable Dividend Rate less 50 basis points.

Subject to the Company’s obligations with respect to the Senior Debt and Subordinated Debt (including all payment priorities of such debt and all covenants dealing with restricted payments and the like), the Preferred Shares may be redeemed at any time, in the Company’s discretion. The Company will be required to redeem the Preferred Shares on the six-month anniversary of the maturity date of the Senior Debt and Subordinated Debt, subject to suspension in the event of monetary default under the Senior Debt or Subordinated Debt. The Company will be required to redeem the Preferred Shares prior to that time, if there is a change of control of the Company or a subject asset sale by the Company (as such terms are defined in the Certificate of Designations) and all of the Senior Debt and Subordinated Debt has been repaid prior to the date of, or is being repaid in connection with such change of control or subject asset sale. All redemptions, whether mandatory or optional by the Company, shall be made in cash at a price per Preferred Share equal to the Accreted Value at the time of redemption payment. ‘‘Accreted Value’’ currently means $100 plus any and all accrued and unpaid dividends on such Preferred Share.

The Company made a Funding Request with respect to 42,193 Preferred Shares or proceeds of $4,219,300 and the purchase and sale of such Preferred Shares was consummated on July 9, 2007.

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

Overview

We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On July 2, 2007, we utilized a combination of cash derived from the proceeds of our public offering newly issued preferred stock and loans, in effecting the ACN business combination.

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

For the three months ended June 30, 2007, we had net income of $185,814 consisting of dividend income less operating expenses and state and local income and capital taxes. Our dividend income was $502,109 and $493,824 for the three months ended June 30, 2007 and June 30, 2006, respectively, and our deferred dividends of $908,764 and $654,165 at June 30, 2007 and December 31, 2006, respectively, were derived from money market funds which are exempt from federal income taxes. The increase in dividend income was primarily attributable to the increase in funds held in the Trust Fund in the 2007 quarter as compared to the 2006 quarter.

For the quarter ended June 30, 2007, our expenses consisted of operating costs and expenses of searching for a business combination, which were $196,295, state and local capital taxes in the quarter of $15,000, and state and local income taxes of $105,000, compared to such expenses of $71,041, $7,723 and $106,000, respectively, for the quarter ended June 30, 2006.

Operating expenses increased primarily due to increased travel expenses, the expense of the initial fairness opinion, which was charged off when a second fairness opinion was obtained and the initiation of financial relations expense in connection with the ACN business combination.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

For the six months ended June 30, 2007, we had net income of $516,281 consisting of interest and dividend income less operating expenses and state and local income and capital taxes. Our interest and dividend income includes dividend income of $1,019,032 and $908,850 for the six months ended June 30, 2007 and June 30, 2006, respectively, and our deferred dividends of $908,764 and $654,165 at June 30, 2007 and December 31, 2006 were derived from money market funds which are exempt from federal income taxes. The increase in dividend income was attributable to the increase in funds held in the Trust Fund in the 2007 quarter as compared to the 2006 quarter.

For the six months ended June 30, 2007, our expenses consisted of operating costs, which were $263,110, state and local capital taxes in the six months of $30,000, and state and local income taxes of $214,000, compared to such expenses of $144,769, $30,223 and $197,000, respectively for the six months ended June 30, 2006.

Operating expenses increased primarily due to increased travel expenses, the expense of the initial fairness opinion, which was charged off when a second fairness opinion was obtained and the initiation of financial relations expense in connection with the ACN business combination.

Discussion of the period from March 18, 2005 (inception) to June 30, 2007.

For the period from March 18, 2005 (inception) through June 30, 2007 we had net income of $2,141,491 attributable to dividend and interest income less formation and operating expenses and state and local income and capital taxes. Our interest and dividend income of $3,731,145 and deferred dividends of $908,764 were principally derived from money market funds which are exempt from federal income taxes. Our expenses consisted of formation and operating costs of $895,206, state and local capital taxes of $136,348 and state and local income taxes of $726,600.

We consummated our initial public offering on July 7, 2005. On July 11, 2005, we consummated the closing of an additional 1,800,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $82,800,000. We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000 of which $73,764,000 was deposited in the trust account (or approximately $5.35 per share sold in the offering). As of June 30, 2007, there was $78,310,094 held in trust or approximately $5.67 per share sold in the offering).

Courtside has incurred the following expenses through June 30, 2007 as compared to the Use of Proceeds disclosure in Courtside’s S-1 dated June 30, 2005:

Use of net proceeds not held in trust	Actual	Per S-1
Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination (includes $87,500 charged to operating expense, the balance is recorded as deferred acquisition cost.) (1)	$1,434,934	$300,000
Due diligence of prospective target businesses	267,360	300,000
Administrative fee due to Alpine Capital LLC ($7,500 per month for two years)	180,250	180,000
Legal and accounting fees relating to SEC reporting obligations	57,939	40,000
Working capital to cover miscellaneous expenses, D&O insurance, taxes and reserves	1,165,105	1,095,000
Total	$3,105,588	1,915,000	(2)

(1)	Excludes $700,000 paid as a deposit in escrow in accordance with the purchase agreement
(2)	Actual net proceeds amounted to $1,927,000

All of the expenditures incurred to June 30, 2007 have been consistent with the estimates made for the Use of Proceeds in our S-1 dated June 30, 2005 except for the costs of the ACN acquisition. Costs of the ACN acquisition have exceeded our original estimate because of our decision to obtain two fairness opinions and because legal and accounting fees for due diligence and negotiating the APA, employment agreements and preparing the proxy have exceeded our original estimates.

Liquidity and Capital Resources

We have used the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select our target business, and structure, negotiate and consummate our business combination. At June 30, 2007, we had cash outside of the trust account of $794, prepaid expenses of $12,375, current liabilities of $2,681,524 and deferred acquisition costs of $2,047,434. Richard D. Goldstein, our then chairman of the board and chief executive officer, and Bruce M. Greenwald, our then president, agreed that, if we were unable to complete the business combination with ACN and were forced to liquidate, they would be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they had successful claims against the funds in our trust account. Since the acquisition was completed, the Company made the required payments.

On January 24, 2007, Courtside signed the APA (which was amended on May 2, 2007) to acquire the business and substantially all of the assets of ACN. The purchase price was approximately $206,000,000, subject to working capital adjustments plus up to $15,000,000 based on 2008 newspaper cash flow and $10,000,000 if during any 20 trading days within any 30 trading day period through July 7, 2009 the last reported sale price of our common stock exceeds $8.50 per share. Concurrently with the execution of the purchase agreement, Courtside placed $700,000 in escrow as a deposit on the purchase price. Since the Seller of ACN purchased from public shareholders 2,194,736 shares for an aggregate price of $12,500,000, the entire purchase price was paid in cash.

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

As of June 30, 2007, Courtside had borrowed $376,000 from Messrs. Goldstein and Greenwald. The loan was unsecured, bore interest at the rate of 5% per annum, was non-recourse to the trust account and was paid on the consummation by Courtside of the ACN business combination.

Commencing on June 30, 2005 and ending upon the consummation of the ACN business combination, we began incurring a fee from Alpine Capital LLC, an affiliate of Richard D. Goldstein, our chairman of the board and the chief executive officer, Bruce M. Greenwald, our president and a member of our board of directors, Gregg H. Mayer, our vice president and controller, and Oded

Aboodi, our special advisor, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in April and May 2005, Richard D. Goldstein advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Courtside reimburses its officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on Courtside’s behalf such as identifying and investigating possible target businesses and business combinations. From Courtside’s inception in March 2005, through March 31, 2007, Courtside reimbursed its officers and directors in the aggregate amount of approximately $70,000 for expense incurred by them on its behalf, including travel, meals and entertainment.

On July 2, 2007 (the ‘‘Closing’’), the Company consummated its acquisition of the business and substantially all of the assets of ACN and assumed certain liabilities of ACN for an aggregate cash purchase price, including transaction fees and expenses, of approximately $208,544,603. The Purchase Price is subject to certain post-closing adjustments, including for working capital. The Operating Company will also pay to ACN (i) $1 million if newspaper cash flow (as defined) for 2008 is equal to or greater than $19 million, with such payment increasing to up to $15 million in specified increments, if newspaper cash flow (as defined) for 2008 equals or exceeds $21 million and (ii) an additional $10 million if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis — St. Paul, Dallas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.

On July 2, 2007, in connection with the ACN acquisition, the Company and its wholly owned subsidiary, American Community Newspapers LLC (formerly named ACN OPCO LLC), a Delaware limited liability company (the ‘‘Operating Company’’), consummated a $125 million secured credit facility agreement (the ‘‘Senior Secured Facility’’) with the Bank of Montreal, Chicago Branch, as Administrative Agent, and other lenders identified therein (the ‘‘Senior Debt’’). The Operating Company is the Borrower under the Senior Secured Facility which is secured by substantially all of the assets of ACN and the Operating Company. The Senior Secured Facility consists of two term loans, with initial principal amounts of $35 million and $70 million, respectively, and a $20 million revolving credit facility. The $35 million term loan and the revolving facility will mature on July 2, 2013 and have a floating rate of interest based on a leverage ratio equal to either (i) the London Interbank Offering Rate for Eurodollar deposits (‘‘LIBOR’’) plus a maximum of 3.00% per annum or (ii) a ‘‘Base Rate’’ (the higher of the prime rate or federal funds rate plus 0.5%) plus a maximum of 1.75% per annum, as elected by the Operating Company. The $70 million term loan will mature on January 2, 2014 and has a rate of interest equal to, at the election of the Operating Company, (i) LIBOR plus 3.25% per annum or (ii) the Base Rate plus 2.00%. There is no amortization of the revolving credit facility. Amortization of the $35 million term loan commences following a one year grace period with payments of approximately $1.75 million in 2008, $3.5 million in 2009, $5.25 million in 2010, $6.125 million 2011, $7.875 million in 2012 and $10.5 million in 2013. Amortization of the $70 million term loan will commence following a one-year grace period, at 1.0% per annum ($700,000) with the balance due at maturity. The term loans and the revolving credit facility may be prepaid at any time in whole or in part, without premium or penalty. The two term loans and $7 million of the revolving credit facility were drawn down to fund the APA and transaction costs and provide working capital.

On July 2, 2007, the Company also consummated a $30 million unsecured term loan credit facility agreement (the ‘‘Credit Facility’’) with Ares Capital Corporation, as the initial lender (the ‘‘Subordinated Debt’’). The Company is the Borrower under the Credit Facility. The term loan matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 15% (with a cash payment discount option). There is no amortization of the term loan. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, forth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn and used to fund the APA and transaction costs and provide for the purchase of common shares from dissenters.

The Senior Secured Facility and the Credit Facility each contain representations, warranties and covenants (including financial covenants) customary with such arrangements. Fees were paid that are customary for these types of transactions. Total deferred financing costs, incurred to date, related to the Senior Secured Facility and the Credit Facility amounted to $4,045,040.

The Company will account for the ACN acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition will be allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the ACN acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition.

The Company will continue to refine the fair value estimates in accordance with SFAS No. 141; including the completion of a valuation for all of the acquired intangibles. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$9,484,344
Property, plant and equipment	7,994,967
Other long-term assets	100,000
Intangibles	39,500,000
Goodwill	156,938,990
Total assets	214,018,301
Total liabilities assumed	(5,473,698)
Net assets acquired	$208,544,603

The unaudited pro forma condensed consolidated statement of operations information for 2006 and 2007, set forth below, presents the results of operations as if the acquisition of ACN and ACN’s acquisition of Columbus Assets on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the ACN acquisition occurred as of the beginning of such period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$19,588,000	$20,256,000	$37,626,000	$38,010,000
Net (loss)	$(123,000)	$(339,000)	$(2,298,000)	$(1,796,000)
Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.16)	$(0.12)

At the closing, the Notes Payable to our then Chairman and President ($188,000 each, plus interest) were repaid.

At the closing, an escrow agreement (the ‘‘Escrow Agreement’’) was entered into covering certain indemnification obligations of the Company under the Asset Purchase Agreement.

Upon the closing, the Company assumed separate employment agreements with Eugene M. Carr, as Chairman of the Board and Chief Executive Officer, Daniel J. Wilson, as Chief Financial Officer, and Jeffrey B. Coolman, as Vice President which became effective at such time and are four years in term. Such agreements have minimum annual payments of approximately $705,000 in the aggregate.

At the closing, the Company entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’) with Spire ACN Corporation, Spire Capital Partners, L.P., Spire Capital Partners Parallel Fund, L.P., Spire Investments LLC (the ‘‘Spire Investors’’), Wachovia Capital Partners 2004, LLC (the ‘‘Wachovia Investor’’), Eugene Carr, Jeffrey Coolman and Daniel Wilson (collectively, the ‘‘Investors’’) with respect to shares of the Company’s common stock owned by the Investors (the ‘‘Investor Shares’’). The Registration Rights Agreement provides that at any time on or after April 1, 2008, the (i) holders of a majority in interest of the Investor Shares owned by the Spire

Investors (or their permitted transferees) or (ii) holders of a majority in interest of the Investor Shares owned by the Wachovia Investor (or its permitted transferees), may make a demand to the Company for registration of all or any portion of their Investor Shares. Each of the Spire Investors and the Wachovia Investor are entitled to effect one demand registration. In addition, the Investors have certain ‘‘piggy-back’’ registration rights on registration statements proposed to be filed by the Company on or before July 2, 2008. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The Investors have agreed that, prior to July 2, 2008, they will not make any transfer or enter into any swap or other arrangement that transfers the economic consequence of ownership of the Investor Shares (other than to permitted transferees and subject to the transfer restrictions).

Following the Closing, the Company changed its name from Courtside Acquisition Corp. to American Community Newspapers Inc. and the operating company changed its name from ACN OPCO LLC to American Community Newspapers LLC. The Company is now a holding company called American Community Newspapers Inc. operating through its wholly owned subsidiary, American Community Newspapers LLC and its wholly owned subsidiary, Amendment I, Inc.

At a special meeting in lieu of annual meeting held on June 28, 2007, 2,179,055 shares (‘‘Conversion Shares’’) of the Company’s common stock were voted ‘‘AGAINST’’ adoption of the Asset Purchase Agreement and exercised the right to convert such shares into $5.6746 per share in cash, representing the pro rata portion of the trust account maintained by the Company, plus interest, calculated as of June 28, 2007. $12,351,079 was paid to holders of Conversion Shares that complied with the conversion procedures in a timely fashion to purchase 2,176,555 common shares. Subsequent to such payments being made, there are 14,623,445 shares of the Company’s common stock outstanding.

On July 2, 2007, the Company and certain affiliates of Messrs. Oded Aboodi, Richard Goldstein and Bruce Greenwald (collectively, the ‘‘Preferred Share Purchasers’’) entered into an investment and funding agreement (‘‘Preferred Share Funding Agreement’’). Under the Preferred Share Funding Agreement, the Preferred Share Purchasers jointly and severally agreed to purchase upon one or more requests of the Company (each, a ‘‘Funding Request’’) during the 30-day period beginning on July 2, 2007 up to an aggregate of 45,000 shares (‘‘Preferred Shares’’) of the Company’s Series A Redeemable Preferred Stock (‘‘Series A Preferred Stock’’) at a purchase price of $100 per Preferred Share for aggregate gross proceeds of up to $4,500,000, with no discounts or commissions being charged. All proceeds generated from the purchase and sale of the Preferred Shares shall be used solely to fund the conversion for cash of the shares of the Company’s common stock sold in its initial public offering that were voted against the Company’s acquisition of the business and substantially all of the assets of ACN and which were properly converted in accordance with the procedures set forth in the Company’s proxy statement relating to such acquisition.

Each Preferred Share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at the Dividend Rate. ‘‘Dividend Rte’’ means that percentage per annum of the Accreted Value of a Preferred Share that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Debt; provided, however, that the Dividend Rate shall not be lower than 15.75% or higher than 16.5%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Debt, in which case the Dividend Rate shall not be limited to 16.50%, and the applicable Dividend Rate shall be 2% above the otherwise then applicable Dividend Rate until such default is cured. Each such dividend will be payable to the holders of record of shares of the Series A Preferred Stock on June 1, September 1, December 1, and March 1, commencing September 1, 2007, as they appear on the stock records of the Company at the close of business on such record dates. Dividends are payable in arrears. Such dividends will accrue from the date of issue whether or not there are funds of the Company legally available for the payment of such dividends or whether any such dividends are declared by the Board of Directors of the Company. Notwithstanding anything to the contrary, any portion of the dividends for a dividend period that is paid in cash when due shall be paid at a Discount Rate. ‘‘Discount Rate’’ shall mean the then applicable Dividend Rate less 50 basis points.

Subject to the Company’s obligations with respect to the Senior Debt and Subordinated Debt (including all payment priorities of such debt and all covenants dealing with restricted payments and the like), the Preferred Shares may be redeemed at any time, in the Company’s discretion. The Company will be required to redeem the Preferred Shares on the six-month anniversary of the maturity date of the Senior Debt and Subordinated Debt, subject to suspension in the event of monetary default under the Senior Debt or Subordinated Debt. The Company will be required to redeem the Preferred Shares prior to that time, if there is a change of control of the Company or a subject asset sale by the Company (as such terms are defined in the Certificate of Designations) and all of the Senior Debt and Subordinated Debt has been repaid prior to the date of, or is being repaid in connection with such change of control or subject asset sale. All redemptions, whether mandatory or optional by the Company, shall be made in cash at a price per Preferred Share equal to the Accreted Value at the time of redemption payment. ‘‘Accreted Value’’ currently means $100 plus any and all accrued and unpaid dividends on such Preferred Share.

The Company has made a Funding Request with respect to 42,193 Preferred Shares or proceeds of $4,219,300 and the purchase and sale of such Preferred Shares was consummated on July 9, 2007.

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

ITEM 4.    CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on the Current Report on Form 8-K filed with the SEC on July 9, 2007, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended June 30, 2007.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	AMERICAN COMMUNITY NEWSPAPERS INC.
/s/ Eugene M. Carr
Eugene M. Carr Chairman of the Board and Chief Executive Officer
/s/ Daniel J. Wilson
Daniel J. Wilson Vice President and Chief Financial Officer