Form 10-Q
period 2007-09-30
American Community Newspapers Inc.
filed 2007-11-14
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission File Number 001-32549

American Community Newspapers Inc.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-2521288
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14875 Landmark Boulevard, Suite 110, Addison, Texas 75254
(Address of Principal Executive Office)

972-628-4080
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of November 14, 2007, 14,623,445 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

American Community Newspapers Inc.
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,429,484	$1,192,704
Cash equivalents held in Trust Fund	—	77,036,463
Accounts receivable, net of allowance for doubtful accounts of $13,368 at September 30, 2007	7,914,262	—
Inventory	673,895	—
Prepaid expenses and other	764,006	125,066
Total current assets	11,781,647	78,354,233
Property, plant, and equipment, net of accumulated depreciation of $457,586 at September 30, 2007	9,673,935	—
Goodwill	90,285,205	—
Intangible assets, net of accumulated amortization of $2,743,450 at September 30, 2007	107,853,493	—
Other assets	100,000	—
Total assets	$219,694,280	$78,354,233
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,050,000	$—
Accounts payable	1,433,232	278,348
Accrued expenses	2,531,090	—
Accrued interest	2,181,693	—
Deferred revenue	1,360,996	—
Income taxes payable	7,146	248,828
Deferred dividends	—	654,165
Total current liabilities	8,564,157	1,181,341
Long-term liabilities:
Long-term debt	140,559,589	—
Deferred income taxes	2,323,005	—
Redeemable preferred stock, $.0001 par value; 1,000,000 authorized shares; 42,193 issued and outstanding shares at September 30, 2007	4,377,610	—
Total liabilities	155,824,361	1,181,341
Common Stock, subject to conversion 2,758,620 shares at conversion value	—	14,745,424
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 authorized shares; 14,623,445 and 16,800,000 issued and outstanding shares at September 30, 2007 and December 31, 2006, respectively	1,462	1,680
Additional paid-in capital	64,227,696	60,969,078
Retained earnings (deficit)	(359,239)	1,456,710
Total stockholders’ equity	63,869,919	62,427,468
Total liabilities and stockholders’ equity	$219,694,280	$78,354,233

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Advertising	$17,160,633	$—	$17,160,633	$—
Circulation	679,843	—	679,843	—
Commercial printing and other	695,609	—	695,609	—
Total revenues	18,536,085	—	18,536,085	—
Operating costs and expenses:
Operating costs	8,080,168	—	8,080,168	—
Selling, general and administrative	6,209,330	87,696	6,468,189	262,688
Depreciation and amortization	3,201,036	—	3,201,036	—
	17,490,534	87,696	17,749,393	262,688
Operating income (loss)	1,045,551	(87,696)	786,692	(262,688)
Interest expense	(3,671,609)	—	(3,675,863)	—
Other income	187,747	524,397	1,211,138	1,464,757
Income (loss) from operations before income taxes	(2,438,311)	436,701	(1,678,033)	1,202,069
Income tax benefit (expense)	106,084	(106,000)	(137,916)	(303,000)
Net income (loss)	$(2,332,227)	$330,701	$(1,815,949)	$899,069
Earnings (loss) per share:
Basic and diluted:	$(0.16)	$0.02	$(0.11)	$0.05
Weighted average shares outstanding	14,623,445	16,800,000	16,066,509	16,800,000

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Sale of 3,000,000 shares of common stock at $.0083 per share to initial stockholders committed for on March 18, 2005	3,000,000	$300	$24,700	$—	$25,000
Sale of 12,000,000 units, net of underwriter’s discount and offering expenses on July 7, 2005 (includes 2,398,800 shares subject to possible conversion)	12,000,000	1,200	65,645,882	—	65,647,082
Proceeds subject to possible conversion of 2,398,800 shares	—	—	(12,737,628)	—	(12,737,628)
Proceeds from issuance of option	—	—	100	—	100
Sale of 1,800,000 units, net of underwriter’s discount on July 11, 2005 (includes 359,820 shares subject to possible conversion)	1,800,000	180	10,043,820	—	10,044,000
Proceeds subject to possible conversion of 359,820 shares	—	—	(2,007,796)	—	(2,007,796)
Net income for the period	—	—	—	411,112	411,112
Balance, December 31, 2005	16,800,000	1,680	60,969,078	411,112	61,381,870
Net income for the year ended December 31, 2006	—	—	—	1,045,598	1,045,598
Balance, December 31, 2006	16,800,000	1,680	60,969,078	1,456,710	62,427,468
Common stock conversion	(2,176,555)	(218)	3,111,125	—	3,110,907
Stock based compensation	—	—	147,493	—	147,493
Net loss for the nine months ended September 30, 2007	—	—	—	(1,815,949)	(1,815,949)
Balance, September 30, 2007	14,623,445	$1,462	$64,227,696	$(359,239)	$63,869,919

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,815,949)	$899,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:		—
Depreciation and amortization	3,201,036	—
Bad debt expense	226,265	—
Non-cash compensation expense	147,493	—
Non-cash interest	1,267,899	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in trust fund	77,036,463	(1,771,132)
Decrease in accounts receivable	484,855	—
Decrease in inventory	136,111	—
Decrease in prepaid expenses and other	46,249	51,662
(Decrease) increase in accounts payable	(606,746)	15,771
(Decrease) in accrued expenses	(170,191)	—
Increase in accrued interest	2,181,693	—
(Decrease) in deferred revenue	(78,556)	—
(Decrease) increase in income taxes payable	(295,885)	115,216
Increase in deferred dividends	62,494	354,049
Net cash provided by (used in) operating activities	81,823,231	(335,365)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(83,571)	—
MOTV Acquisition, net of cash acquired	(208,799,061)	—
Net cash used in investing activities	(208,882,632)	—
Cash flows from financing activities:
Payment of debt issuance costs	(4,071,943)	—
Borrowings under Credit Facility	112,000,000	—
Repayments of Credit Facility	(1,500,000)	—
Borrowing under Subordinated Credit Facility	30,000,000	—
Redemption of converted common stock	(12,351,176)	—
Issuance of preferred stock	4,219,300	—
Net cash provided by financing activities	128,296,181	—
Net increase (decrease) in cash and cash equivalents	1,236,780	(335,365)
Cash and cash equivalents at beginning of period	1,192,704	1,692,748
Cash and cash equivalents at end of period	$2,429,484	$1,357,383
Supplemental Disclosures
Interest paid	$145,326	$—
Income taxes paid	$387,214	$133,287
Common stock issued at conversion	$3,110,907	$—

The accompanying notes should be read in conjunction with these unaudited condensed financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Organization and Business Operations

American Community Newspapers Inc. (the ‘‘Company’’ or the ‘‘Parent’’) was incorporated in Delaware on March 18, 2005, as a blank check company whose objective was to acquire an operating business. On June 20, 2007, the Company formed a wholly-owned subsidiary, ACN OPCO LLC (the ‘‘Operating Company’’). On July 2, 2007, in connection with the acquisition of an operating business described in Note 4, the Company changed its name from Courtside Acquisition Corp. to American Community Newspapers Inc., and the Operating Company changed its name from ACN OPCO LLC to American Community Newspapers LLC. The Company is now a holding company operating its business through its wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2007 and 2006 encompass 13 and 39 week periods. The periods presented are hereinafter referred to as either ‘‘the thirteen weeks’’ or ‘‘quarter ended’’ and either ‘‘the thirty-nine weeks’’ or ‘‘nine months ended.’’

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have generally been condensed or omitted pursuant to Securities and Exchange Commission (‘‘SEC’’) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB and the Company’s Definitive Proxy Statement dated June 15, 2007. The December 31, 2006 balance sheet has been derived from the audited financial statements.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

Cash and Cash Equivalents

The Company considers operating funds held in financial institutions, petty cash held by the newspapers and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original sales price to the customer. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends and current economic factors. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected.

Inventories

Inventories, which largely consist of newsprint, are stated at the lower of cost or market.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method using the following estimated useful lives.

Asset Classification	Estimated useful life
Buildings	20 years
Leasehold improvements	Shorter of lease term or estimated useful life
Equipment	5 years
Furniture and fixtures	5 years
Motor Vehicles	5 years

Intangible Assets

Intangible assets consist of advertiser relationships, subscriber relationships, customer relationships, mastheads and deferred financing costs and are recorded at their estimated fair values as of the date of acquisition. Advertising relationships, subscriber relationships and customer relationships are being amortized using the straight-line method over the weighted average expected lives of 8, 9 and 10 years, respectively. Mastheads are the newspaper titles in each individual market and are the trademarks, trade names and registered assumed and fictitious names, as commonly referred to in other businesses. It has been determined that mastheads, as is generally the case with trademarks, trade names and registered and assumed and fictitious names, have an indefinite useful life and therefore are not amortized. Deferred financing costs are being amortized using the straight-line method which approximates the interest method, over the life of the debt.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and definite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows without interest costs expected to be generated by the asset. If the carrying value of the assets exceeds the expected future cash flows, an impairment exists and is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets not in use and to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is necessary to estimate cash flows and expected fair values. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

No impairment losses have been recognized to date.

Goodwill

Under the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’), the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS No. 142, Goodwill and Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Subsequent impairment losses, if any, will be reflected in operating income or loss in the statement of operations for the period in which such loss is realized.

No impairment losses have been recognized to date.

Revenue Recognition

Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Advertising revenue is recognized upon publication of the advertisement. Revenue for commercial printing is recognized upon delivery. Deferred revenue arises as a normal part of business principally from advance subscription payments.

The Company has written subscription, advertising and commercial printing contracts with its customers, which specify rates, an obligation to perform services and an obligation to make payment. Services have been rendered and delivery has occurred when advertising has been published in the Company’s publications and websites and newspapers and commercial printing jobs delivered to the customer. Collectibility is reasonably assured through prepayment or the extension of credit based on a payment history with the Company or credit approval process.

Share Based Compensation

The Company recognizes expense for its share based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

Income Taxes

American Community Newspapers Inc. and its subsidiaries file a consolidated tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

In assessing the fair value of financial instruments, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value; accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying value of cash, receivables and current payables approximates fair value due to their short-term nature. The carrying value of long-term obligations approximates fair value due to the market rates of interest underlying the obligation.

3.    Initial Public Offering

On July 7, 2005, the Company sold 12,000,000 units (‘‘Units’’) in its initial public offering (the ‘‘Offering’’). On July 11, 2005, the Company sold an additional 1,800,000 Units pursuant to an underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (‘‘Warrants’’). As a result of the completion of a business combination on July 2, 2007, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 expiring on June 29, 2009, four years from the effective date of the Offering. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriter an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. The Company also issued an option, for $100, to the underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units sold in the Offering except that the Warrants included in the purchase option have an exercise price of $6.65 per share. The Company estimated that the fair value of this purchase option was approximately $1,224,000 ($2.04 per Unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 40.995%, (2) risk-free interest rate of 3.72% and (3) expected life of 5 years. The sale of the purchase option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the purchase option (the difference between the exercise prices of the purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the purchase option without the payment of any cash.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

3.    Initial Public Offering (continued)

On October 25, 2006, the Company entered into a warrant clarification agreement (the ‘‘Warrant Clarification Agreement’’) to clarify the terms of the Warrant Agreement, dated as of June 30, 2005 (the ‘‘Warrant Agreement’’) by and between the Company and the Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated June 30, 2005, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise and the warrants may expire unexpired and unredeemed.

On October 25, 2006, the Company entered into a similar clarification agreement with the holders of the unit purchase options issued in connection with the Company’s initial public offering.

The registration statement for the Company’s Offering was declared effective June 30, 2005. The Company consummated the Offering for 12,000,000 units on July 7, 2005 and, on July 11, 2005, the underwriter exercised its over-allotment option for 1,800,000 units, with the Company receiving total net proceeds of approximately $75,691,000. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination. An amount of $73,764,000 of the net proceeds was placed in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2007, the value of the Trust Account amounted to $78,310,094, which were used, in addition to other funds, to fund the MOTV Acquisition (described and defined in Note 4). The Company, after signing a definitive agreement for the MOTV Acquisition, submitted such transaction for stockholder approval. On June 28, 2007, the Company’s stockholders approved the MOTV Acquisition in accordance with the Company’s proxy statement relating to the MOTV Acquisition and the MOTV Acquisition was consummated on July 2, 2007. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), voted their 3,000,000 founding shares of common stock in accordance with the vote of the majority interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to the MOTV Acquisition.

4.    Acquisition

The Company entered into an Asset Purchase Agreement (‘‘APA’’) with American Community Newspapers LLC (now known as MOTV LLC (‘‘MOTV’’) on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by the Company of the business and substantially all of the assets of MOTV and the assumption by the Company of certain of MOTV’s liabilities (the ‘‘MOTV Acquisition’’). ACN Holding LLC (now known as MOTV Holding LLC), the sole member of MOTV, is also a party to the APA.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4.    Acquisition (continued)

On July 2, 2007, the Company consummated the MOTV Acquisition (the ‘‘Closing’’), for an aggregate cash purchase price, including transaction fees and expenses, of approximately $212,871,004. The purchase price was subject to certain post-closing adjustments, including for working capital. The Company will also pay to MOTV (i) $1 million if newspaper cash flow (as defined) for 2008 is equal to or greater than $19 million, with such payment increasing to up to $15 million in specified increments, if newspaper cash flow (as defined) for 2008 equals or exceeds $21 million and (ii) an additional $10 million if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis – St. Paul, Minnesota, Dallas, Texas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.

The Company has accounted for the MOTV Acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

Current assets	$10,394,598
Property, plant and equipment	10,047,950
Other long-term assets	100,000
Mastheads	22,594,000
Advertiser relationships	77,379,000
Subscriber relationships	3,528,000
Customer relationships	3,024,000
Goodwill	90,285,205
Total assets	217,352,753
Current liabilities	(5,956,666)
Long-term liabilities	(2,323,005)
Cash acquired	(274,021)
Net purchase price	$208,799,061

It is expected that substantially all intangible assets, including goodwill, will be deductible for federal income tax purposes over a 15 year period.

The unaudited pro forma condensed consolidated statement of operations information for 2006 and 2007, set forth below, presents the results of operations as if the MOTV Acquisition and MOTV’s acquisition of the publishing assets of CM Media, Inc. on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the MOTV Acquisition occurred as of the beginning of such period.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4.    Acquisition (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$18,536,085	$19,772,080	$56,669,664	$58,290,367
Net loss	$(2,483,205)	$(2,369,271)	$(7,825,706)	$(8,197,784)
Net loss per common share:
Basic and diluted	$(0.17)	$(0.16)	$(0.54)	$(0.56)

5.    Common Stock

At the Closing of the MOTV Acquisition, the Company entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’) with Spire ACN Corporation, Spire Capital Partners, L.P., Spire Capital Partners Parallel Fund, L.P. and Spire Investments LLC (the ‘‘Spire Investors’’), Wachovia Capital Partners 2004, LLC (the ‘‘Wachovia Investor’’), and certain members of senior management of MOTV (collectively, the ‘‘Investors’’) with respect to shares of the Company’s common stock owned by the Investors (the ‘‘Investor Shares’’). The Registration Rights Agreement provides that at any time on or after April 1, 2008, the (i) holders of a majority in interest of the Investor Shares owned by the Spire Investors (or their permitted transferees) or (ii) holders of a majority in interest of the Investor Shares owned by the Wachovia Investor (or its permitted transferees), may make a demand to the Company for registration of all or any portion of their Investor Shares. Each of the Spire Investors and the Wachovia Investor are entitled to effect one demand registration. In addition, the Investors have certain ‘‘piggy-back’’ registration rights on registration statements proposed to be filed by the Company on or before July 2, 2008. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The Investors have agreed that, prior to July 2, 2008, they will not make any transfer or enter into any swap or other arrangement that transfers the economic consequence of ownership of the Investor Shares (other than to permitted transferees and subject to the transfer restrictions).

At a special meeting in lieu of an annual meeting held on June 28, 2007, 2,179,055 shares (‘‘Conversion Shares’’) of the Company’s common stock were voted ‘‘AGAINST’’ adoption of the APA and exercised the right to convert such shares into $5.6746 per share in cash, representing the pro rata portion of the trust account maintained by the Company, plus interest, calculated as of June 28, 2007. On July 9, 2007, 2,176,555 common shares were purchased from holders of Conversion Shares that complied with the conversion procedures in a timely fashion for an aggregate price of $12,351,176. This purchase was consummated utilizing proceeds from the Subordinated Credit Facility (see Note 8) and the issuance of Preferred Shares (see Note 10). Subsequent to such payments being made, there were 14,623,445 shares of the Company’s common stock outstanding.

6.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

September 30, 2007
Land	$338,380
Buildings	974,570
Leasehold improvements	138,263
Equipment	8,202,855
Furniture and fixtures	477,453
10,131,521
Less accumulated depreciation	(457,586)
Property, plant and equipment, net	$9,673,935

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

6.    Property, Plant and Equipment (continued)

Depreciation expense of $457,586 was recorded for the three and nine months ended September 30, 2007.

7.    Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2007
	Gross carrying Amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$77,379,000	$(2,418,094)	$74,960,906
Customer relationships	3,024,000	(75,600)	2,948,400
Subscriber relationships	3,528,000	(98,000)	3,430,000
Deferred financing costs	4,071,943	(151,756)	3,920,187
	88,002,943	(2,743,450)	85,259,493
Nonamortized intangible assets:
Mastheads	22,594,000	—	22,594,000
Intangible assets, net	$110,596,943	$(2,743,450)	$107,853,493

Amortization expense for the three months and nine months ended September 30, 2007 was $2,743,450. Estimated future amortization expense for each of the five succeeding fiscal years as of September 30, 2007, is as follows:

2007	$2,754,000
2008	10,993,000
2009	10,993,000
2010	10,993,000
2011	10,993,000
Thereafter	38,533,000
Total	$85,259,000

The changes in the carrying amount of goodwill are as follows:

September 30, 2007
Goodwill, beginning of period	$—
Goodwill, related to MOTV Acquisition	90,285,205
Goodwill, end of period	$90,285,205

The Company’s date on which its annual impairment assessment is made is April 30, 2008.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Long Term Debt

The Company’s long-term debt is summarized as follows:

September 30, 2007
Revolving Credit Facility	$5,500,000
Term Loan Facility
Term A Loans	35,000,000
Term B Loans	70,000,000
Subordinated Credit Facility	31,109,589
141,609,589
Less current portion	(1,050,000)
$140,559,589

The Company’s Credit Facility with a group of lenders (the ‘‘Credit Facility’’) provides for a revolving credit facility (the ‘‘Revolving Credit Facility’’) and a term loan facility (the ‘‘Term Loan Facility’’). Proceeds from the Term Loan Facility of $105.0 million and proceeds from the Revolving Credit Facility of $6.5 million were used to fund the MOTV Acquisition. Substantially all of the Company’s assets and investment in its subsidiaries are pledged as collateral for loans under the Credit Facility. The Operating Company is the borrower under the Credit Facility.

The Credit Facility contains certain restrictive covenants which require the Company to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’), consolidated interest coverage and consolidated fixed charge coverage, as defined. In addition, the Credit Facility contains various covenants which, among other things, limit capital expenditures and limit the Company’s ability to incur additional indebtedness, pay distributions and other items. The Company is in compliance with the terms of the Credit Facility at September 30, 2007.

Borrowings under the Revolving Credit Facility are limited to $20.0 million, through the scheduled maturity date of July 2, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The Revolving Credit Facility currently bears interest at either the higher of the prime rate or the Federal funds rate plus 0.50% plus an additional interest rate margin of 1.75% or the London Interbank Offered (‘‘LIBOR’’) rate plus 3.00%. The interest rate on the Revolving Credit Facility was 8.81% at September 30, 2007. The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility. The additional interest rate margin on the Revolving Credit Facility is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As of September 30, 2007, there is $14.5 million of availability under the Revolving Credit Facility.

The Term A Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 1.75%, or the LIBOR rate plus 3.00%. The interest rate on the individual Term A Loans was 8.375% at September 30, 2007. The Term A Loans are due in quarterly installments from September 30, 2008 through June 30, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term A Loans is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Long Term Debt   (continued)

The Term B Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 2.00%, or the LIBOR rate plus 3.25%. The interest rate on the individual Term B Loans was 8.625% at September 30, 2007. The Term B Loans are due in quarterly installments from September 30, 2008 through December 31, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term B Loans is not subject to decrease.

On July 2, 2007, in connection with the MOTV Acquisition, the Company also consummated a $30.0 million unsecured term loan credit facility agreement (the ‘‘Subordinated Credit Facility’’) with a lender. The Parent is the borrower under the Subordinated Credit Facility. The Subordinated Credit Facility matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 17% (with a cash payment discount option). There is no amortization of the Subordinated Credit Facility. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, fourth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn down and used to fund the MOTV Acquisition and transaction costs and provide for the purchase of the Conversion Shares.

Scheduled maturities of long-term debt are as follows:

2007	$—
2008	2,100,000
2009	4,200,000
2010	5,950,000
2011	6,825,000
Thereafter	122,534,589
$141,609,589

9.    Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, Accounting for Income Taxes (‘‘SFAS 109’’) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income of income (or loss), permanent and temporary differences, including purchase accounting adjustments and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2005 tax year and beyond.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

9.    Income Taxes   (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (‘‘FIN 48’’), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The implementation of FIN 48 did not have a material impact on the tax provision for the three or nine months ended September 30, 2007. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense.

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (‘‘EITF’’) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. The effect of those adjustments should be applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments should be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

10.    Redeemable Preferred Stock

On July 2, 2007, the Company and certain investors (collectively, the ‘‘Preferred Share Purchasers’’) entered into an investment and funding agreement (‘‘Preferred Share Funding Agreement’’). Under the Preferred Share Funding Agreement, the Preferred Share Purchasers jointly and severally agreed to purchase upon one or more requests of the Company (each, a ‘‘Funding Request’’) during the 30-day period beginning on July 2, 2007 up to an aggregate of 45,000 shares (‘‘Preferred Shares’’) of the Company’s Series A Redeemable Preferred Stock (‘‘Series A Preferred Stock’’) at a purchase price of $100 per Preferred Share for aggregate gross proceeds of up to $4,500,000, with no discounts or commissions being charged. All proceeds generated from the purchase and sale of the Preferred Shares were used solely to fund the Conversion Shares which were properly converted in accordance with the procedures set forth in the Company’s proxy statement relating to the MOTV Acquisition.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Redeemable Preferred Stock  (continued)

Each Preferred Share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at the Dividend Rate. ‘‘Dividend Rate’’ means that percentage per annum of the Accreted Value of a Preferred Share that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Credit Facility; provided, however, that the Dividend Rate shall not be lower than 15.75% or higher than 16.5%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Credit Facility, in which case the Dividend Rate shall not be limited to 16.50%, and the applicable Dividend Rate shall be 2% above the otherwise then applicable Dividend Rate until such default is cured. ‘‘Accreted Value’’ currently means $100 plus any and all accrued and unpaid dividends on such Preferred Share. Each such dividend is payable to the holders of record of shares of the Series A Preferred Stock on June 1, September 1, December 1, and March 1, as they appear on the stock records of the Company at the close of business on such record dates. Commencing September 1, 2007, dividends are payable in arrears. Such dividends will accrue from the date of issue whether or not there are funds of the Company legally available for the payment of such dividends or whether any such dividends are declared by the Board of Directors of the Company. Any portion of the dividends for a dividend period that is paid in cash when due shall be paid at a Discount Rate. ‘‘Discount Rate’’ means the then applicable Dividend Rate less 50 basis points.

Subject to the Company’s obligations with respect to the Credit Facility and Subordinated Credit Facility (including all payment priorities of such debt and all covenants dealing with restricted payments and the like), the Preferred Shares may be redeemed at any time, at the Company’s discretion, prior to January 2, 2015. The Company will be required to redeem the Preferred Shares on the six-month anniversary of the maturity date of the Subordinated Credit Facility, if not previously redeemed by the Company, subject to suspension in the event of monetary default under the Credit Facility or Subordinated Credit Facility. The redemption date for the Preferred Shares is currently January 2, 2015. Additionally, the Company will be required to redeem the Preferred Shares prior to that time, if there is a change of control of the Company or an asset sale by the Company (as such terms are defined in the Certificate of Designations) and all of the Credit Facility and Subordinated Credit Facility has been repaid prior to the date of, or is being repaid in connection with such change of control or subject asset sale. All redemptions, whether mandatory or optional by the Company, shall be made in cash at a price per Preferred Share equal to the Accreted Value at the time of redemption payment.

The Company made a Funding Request with respect to 42,193 Preferred Shares for aggregate gross proceeds of $4,219,300 and the purchase and sale of such Preferred Shares was consummated on July 9, 2007.

11.    Employee Benefit Plans

The Company’s 401(k) retirement plan covers substantially all of its employees. The Company, at the discretion of the 401(k) plan trustees, began making matching contributions of 25% of each participant’s contributions during the third quarter of 2007, based on participant contributions of up to 6% of compensation. Company discretionary contributions were approximately $46,000 for the three and nine months ended September 30, 2007.

12.    Related Party Transactions

As of September 30, 2007, members of the Company’s board of directors beneficially owned 3,150,000 shares of the Company’s outstanding common stock and options to purchase 584,500 shares of common stock.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

12.    Related Party Transactions  (continued)

In connection with the funding of the MOTV Acquisition, loans in the amount of $380,355, including accrued interest, were repaid to two members of the Company’s board of directors. These loans were unsecured, bore interest at the rate of 5% per annum, and were non-recourse to the trust account.

In connection with the purchase of the Conversions Shares, affiliates of certain members of the Company’s board of directors purchased $4,219,300 of the Company’s Series A Preferred Stock.

The Company paid a monthly fee of $7,500 to an affiliate of certain board members for the use of office space and the provision of certain general and administrative services. This fee ended upon the consummation of the MOTV Acquisition. In addition, in April and May 2005, one of our board members advanced an aggregate of $100,000 to us for payment on our behalf of expenses related to the Offering. These loans were repaid from the proceeds of the Offering.

13.     Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting this statement.

In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (‘‘FIN 48-1’’) which is an amendment to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN

48-1 became effective during the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial statements.

14.    Share-Based Compensation

The Company recognized compensation cost for share-based payments of $147,493 during the three and nine months ended September 30, 2007. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2007 was $2,409,574, which is expected to be recognized over a weighted average vesting period of approximately four years. Fully diluted weighted average shares outstanding for the three and nine months ended September 30, 3007, of 14,623,445 and 16,066,509, respectively, were not included in the loss per share as it was anti dilutive for each period.

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

14.    Share-Based Compensation   (continued)

On July 2, 2007, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as revised in December 2004 (‘‘SFAS 123R’’). The adoption of SFAS 123R did not have a material impact on our results of operations, financial position or cash flows. All share-based compensation is accounted for in accordance with the fair-value based method of SFAS 123R.

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), which is shareholder-approved, was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its employees. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. During 2007, the Company granted stock options with respect to 1,389,000 shares of the Company’s common stock that vest over a four year period. Such stock options expire ten years after the date of grant. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. As of September 30, 2007, no stock options have vested or are exercisable.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs, which are noted in the following table. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected life of the option, the Company uses average life over the option vesting period. Expected volatility is based on historical volatility of comparable newspaper stocks, given the lack of trading history of our stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for the fiscal 2007 grants were: (1) expected volatility ranging from 24.50% to 25.75%, (2) risk-free interest rates ranging from 4.35% to 4.90%, (3) expected dividends of 0.0% and (4) average life of 6.125 years.

The following table summarizes common stock option activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding stock options, January 1, 2007	—	$—
Granted	1,389,000	5.11
Vested	—	—
Forfeited	—	—
Outstanding stock options, September 30, 2007	1,389,000	$5.11

15.    Commitments and Contingencies

Operating Leases

The Company utilizes certain facilities and equipment under operating lease agreements expiring through 2018. The leases generally provide extension privileges. Rentals on operating leases amounted to approximately $336,000 for the three and nine months ended September 30, 2007.

Future minimum lease payments under noncancelable operating lease agreements as of September 30, 2007, for each of the five succeeding fiscal years, are approximately as follows:

AMERICAN COMMUNITY NEWSPAPERS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

15.    Commitments and Contingencies (continued)

2007	$240,000
2008	1,061,000
2009	982,000
2010	925,000
2011	898,000
Thereafter	1,123,000
Total	$5,229,000

Litigation

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flow.

Employment Agreements

The Company has employment agreements with certain key officers which provide for minimum annual salaries and benefits and an annual bonus based on the Company’s operating performance.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described under the heading ‘‘Risk Factors’’ in our Annual Report on Form 10-KSB and our Definitive Proxy Statement dated June 15, 2007 that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading ‘‘Risk Factors’’ included in our Annual Report on Form 10-KSB and our Definitive Proxy Statement dated June 15, 2007. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest community newspaper publishers in the United States, operating within four major U.S. markets: Minneapolis – St. Paul, Minnesota; Dallas, Texas; Northern Virginia (suburban Washington, D.C.); and Columbus, Ohio. Our goal is to be the preeminent provider of local content and advertising in any market we serve.

Our publications reach approximately 1,386,000 households in the communities we serve. Although revenues from home delivery constitute only a small portion of our revenues and households reached, circulation, calculated based on homes delivered and papers distributed from racks, is one of the principal drivers of our advertising rates. While we are not directly compensated by the readers of our controlled distribution publications as they are distributed for free, such controlled distribution is the primary factor in the advertising revenue earned by us. Our core products include:

•	83 weekly newspapers (published between one and two times per week) with total controlled circulation of approximately 1,017,000 and total paid circulation of approximately 76,000;

•	14 niche publications with total controlled circulation of approximately 227,000 and total paid circulation of approximately 53,000;

•	Three daily newspapers with total paid circulation of approximately 10,000 and total controlled circulation of approximately 3,000; and

•	85 locally focused websites with average monthly page views and visitors of approximately 4.7 million and 1.3 million, respectively, which extend the reach and frequency of our products beyond their geographic print distribution area and onto the Internet.

We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On July 2, 2007, we utilized a combination of cash derived from the proceeds of the Offering and newly issued preferred stock and loans, in effecting the MOTV Acquisition. The MOTV Acquisition was accounted for using the purchase method of accounting.

A key element of our business strategy is geographic clustering of publications to realize operating efficiencies, revenue opportunities and provide consistent management. The clustering strategy has helped allow us to launch numerous new products in our existing clusters, leveraging off of our existing fixed cost base. We believe that these advantages, together with the generally lower overhead costs associated with operating in our markets, allow us to generate high operating profit margins and create an advantage against competitors and potential entrants in our markets.

We generate revenues principally from advertising, and to a smaller extent, from circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. In addition, circulation revenue from single copy and newspaper rack sales is recognized upon collection from the customer. The revenue for commercial printing is recognized upon delivery of the printed product to the customers. Deferred revenue arises as a normal part of business principally from advance circulation payments.

Factors affecting our advertising revenues include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market would be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites include many businesses that can be significantly affected by regional or national economic downturns and other developments.

Our advertising revenue tends to follow a seasonal pattern. Our first quarter is, historically, our weakest quarter of the year in terms of revenue. Correspondingly, our second and third fiscal quarters are, historically, our strongest quarters, because they include heavy seasonal and certain holiday advertising, including Easter, Mother’s Day, Graduation, back to school and other special events. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Our operating costs consist primarily of newsprint, labor and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

We have not been significantly impacted by general inflationary pressures over the last several years. We anticipate that changing costs of newsprint, our basic raw material, may impact future operating costs. We are a member of a newsprint-buying consortium, which enables us to obtain favorable newsprint pricing. Price increases (or decreases) for our products are implemented when deemed appropriate by management. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation. Additionally, we have taken steps to cluster our operations geographically, thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy. Other factors that affect our quarterly revenues and operating results include changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs and general economic factors.

Pro Forma

We have presented our operating results on a pro forma basis for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006. This pro forma presentation for the three and nine months ended September 30, 2007 and 2006 assumes that the MOTV Acquisition and related financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the MOTV Acquisition and related financings occurred at the beginning of the pro forma period. However, on an actual basis almost all significant fluctuations occurred as a result of the MOTV Acquisition. This pro forma presentation is required for comparison purposes as the Company had no operations in the corresponding three and nine month periods ended September 30, 2006.

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of our significant accounting policies are described in Note 2 of our consolidated condensed financial statements for the nine months ended September 30, 2007, as included in this Quarterly Report on Form 10-Q.

There have been no changes in critical accounting policies in the current year from those described in our Definitive Proxy Statement dated June 15, 2007.

Results of Operations

The following table summarizes our pro forma results of operations for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Advertising	$17,160,633	$18,309,088	$52,317,416	$53,701,956
Circulation	679,843	641,816	2,377,489	2,375,794
Commercial printing and other	695,609	821,176	1,974,759	2,212,617
Total revenues	18,536,085	19,772,080	56,669,664	58,290,367
Operating costs and expenses:
Operating costs	8,080,166	8,887,040	25,144,142	26,294,215
Selling, general and administrative	6,209,330	6,408,517	19,161,846	19,656,554
Depreciation and amortization	3,276,038	3,226,038	9,828,114	9,678,114
	17,565,534	18,521,595	54,134,102	55,628,883
Operating income	970,551	1,250,485	2,535,562	2,661,484
Interest expense	(3,453,756)	(3,619,756)	(10,361,268)	(10,859,268)
Loss from operations before income taxes	(2,483,205)	(2,369,271)	(7,825,706)	(8,197,784)
Net loss	$(2,483,205)	$(2,369,271)	$(7,825,706)	$(8,197,784)
Earnings (loss) per share:
Basic and diluted:	$(0.17)	$(0.16)	$(0.54)	$(0.56)
Weighted average shares outstanding	14,623,445	14,623,445	14,623,445	14,623,445

Three months Ended September 30, 2007 Compared to Three Months Ended October 1, 2006

The discussion of our results of operations that follows is based upon our pro forma historical results of operations for (i) the thirteen (13) week period ended September 30, 2007, and (ii) the thirteen (13) week period ended October 1, 2006. These thirteen (13) week periods are referred to as the ‘‘three months.’’

Advertising Revenue.    Advertising revenue for the three months ended September 30, 2007 decreased by $1.1 million, or 6.3%. The decrease was primarily due to a revenue decrease from our Minnesota operations associated with a decline in advertising resulting from lower real estate sales and a related downturn in economic activity in the Minneapolis – St. Paul market. Retail revenue decreased $0.8 million, or 9.2%, in 2007. This decrease is a result of a decline in national retail advertising. The national retail advertising decline in the third quarter of 2007 primarily reflects a discontinuation of one-time advertising programs in a number of segments (such as home improvement and furnishings, telecommunications and computer sectors) in our Minneapolis – St. Paul and Dallas regions. Classified revenue decreased $0.4 million, or 5.8%, in 2007. Internet revenue increased $0.1 million, or 40.3%, in 2007. This increase was the result of new internet advertising products launched across all of our web sites, as well as increased visitors and page views from the prior year period.

Circulation Revenue.    Circulation revenue for the three months ended September 30, 2007 increased by $38,000, or 5.9%. The increase was primarily due to revenue increase of $66,000 from our Columbus operations, offset by a circulation revenue decrease in our other operations of $28,000. We are reaching an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation represents a small percentage of our revenue, 3.7% in the third quarter of 2007, due to our focus on controlled distribution products.

Commercial Printing and Other Revenue.    Commercial printing and other revenue for the three months ended September 30, 2007 decreased by $0.1 million, or 15.3%. The decrease was primarily due to the loss of a commercial printing job in our Columbus operation which accounted for the entirety of the decrease.

Operating Costs.    Operating costs for the three months ended September 30, 2007 decreased by $0.8 million, or 9.1%. Newsprint expense decreased $0.3 million due to decreases in the price per short ton of newsprint from $629 in 2006 to $532 in 2007. Other operating costs, which principally consist of labor, were down $0.3 million in 2007, due to decreased headcount levels. Salaries and employee benefits relating to operating costs were 17% of our total revenues for the 2007 period, as compared to 18% of our total revenues for the same period of 2006. Additional reductions include postage with a decrease of $0.1 million.

Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2007 decreased by $0.2 million, or 3.1%. This decrease was the result of declines in local display and classified advertising sales expense in the amount of $0.2 million primarily related to the revenue decrease from the prior period. Salaries and employee benefits relating to selling, general and administrative expenses were 18% of our total revenues for both the 2007 period and the same period of 2006.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended September 30, 2007 increased $50,000, or 1.6%. The increase was primarily due to increased depreciation expense due to increased capital expenditures.

Interest Expense.    Interest expense for the three months ended September 30, 2007 decreased by $0.2 million. This decrease was due to decreases in debt levels.

Loss from Continuing Operations.    Loss from continuing operations for the three months ended September 30, 2007 increased $0.1 million, or 4.8%. The increase in loss from continuing operations was due to the factors noted above.

Net Loss.    Net loss for the three months ended September 30, 2007 increased $0.1 million, or 4.8%. The increase in net loss was due to the factors noted above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

The discussion of our results of operations that follows is based upon our pro forma results of operations for (i) the thirty-nine (39) week period ended September 30, 2007, and (ii) the thirty-nine (39) week period ended October 1, 2006. These thirty-nine (39) week periods are referred to as ‘‘nine months.’’

Advertising Revenue.    Advertising revenue for the nine months ended September 30, 2007 decreased by $1.4 million, or 2.6%. The decrease was primarily due to a revenue decrease related to our Minnesota operations associated with a decline in advertising resulting from lower real estate sales and a related downturn in economic activity in the Minneapolis – St. Paul market. Retail revenue decreased $1.9 million, or 6.7%, in 2007. This decrease is a result of a decline in national retail advertising. The national retail advertising decline in the nine months of 2007 primarily reflects a discontinuation of one-time advertising programs in a number of segments (such as home improvement and furnishings, telecommunications and computer sectors) in our Minneapolis – St. Paul and Dallas regions. Classified revenue decreased $0.1 million, or 0.5%, in 2007. Internet revenue increased $0.5 million, or 62.5%, in 2007. This increase was the result of new internet advertising products launched across all of our web sites, as well as increased visitors and page views from the prior year period.

Circulation Revenue.    Circulation revenue for the nine months ended September 30, 2007 increased by $2,000, or 0.1%. We continue to reach an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation represents a small percentage of our revenue, 4.2% in year-to-date 2007, due to our focus on controlled distribution products.

Commercial Printing and Other Revenue.    Commercial printing and other revenue for the nine months ended September 30, 2007 decreased by $0.2 million, or 10.8%. The decrease was primarily due to losses of commercial printing jobs in our Columbus operation.

Operating Costs.    Operating costs for the nine months ended September 30, 2007 decreased by $1.2 million, or 4.4%. Newsprint expense decreased $0.4 million, due to decreases in the price per short ton of newsprint in 2007, from $603 in 2006 to $543 in 2007. Other operating costs, which principally consist of labor, were down $0.3 million, or 3.4% in 2007. Salaries and employee benefits relating to operating costs were 18% percent of our total revenues for the 2007 period, as compared to 19% of our total revenues for the same period of 2006. Additional reductions include postage with a decrease of $0.1 million and correspondents and outside news services with a decrease of $0.1 million.

Selling, General and Administrative.    Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased by $0.5 million, or 2.5%. The decrease was primarily due to decreases in local display and classified advertising sales expense in the amount of $0.3 million, or 6.2% relating to the decrease in advertising revenue. Other decreases were across multiple general and administrative expense categories due to cost containment initiatives put in place by management during 2006. Salaries and employee benefits relating to selling, general and administrative expenses were 19% of our total revenues for both the 2007 period and the same period of 2006.

Depreciation and Amortization.    Depreciation and amortization expense for the year ended December 31, 2006 increased $0.2 million, or 1.6%. The increase was primarily due to increased depreciation expense related to an increase in capital expenditures.

Interest Expense.    Interest expense for the nine months ended September 30, 2007 decreased by $0.5 million. This decrease was due to decreases in debt levels.

Loss from Continuing Operations.    Loss from continuing operations for the nine months ended September 30, 2007 decreased $0.4 million, or 4.5%. The decrease in loss from continuing operations is due to the factors noted above.

Net Loss.    Net loss for the nine months ended September 30, 2007 decreased $0.4 million, or 4.5%. The decrease in net loss was due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We also intend to continue to pursue our strategy of opportunistically acquiring locally focused media businesses in contiguous and new markets. Our principal sources of funds have historically been, and we expect will continue to be, cash provided by operating activities and borrowings under our Revolving Credit Facility.

As of September 30, 2007, the available amount of debt under our Revolving Credit Facility was $14.5 million.

Our Credit Facility and Subordinated Credit Facility impose upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum interest coverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends, take certain other corporate actions and similar items. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 30,
	2007	2006
Cash provided by (used in) operating activities	$81,823,231	$(335,365)
Cash used in investing activities	$(208,882,632)	$—
Cash provided by financing activities	$128,296,181	$—

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2007 and September 30, 2006. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Cash Flows from Operating Activities.    Net cash provided by operating activities for the nine months ended September 30, 2007 was $81.8 million, an increase of $82.2 million when compared to the $0.3 million of cash used in operating activities for the nine months ended September 30, 2006. This $82.2 million increase was the result of an increase in cash provided by (i) the release of the cash from the trust fund in connection with the funding of the MOTV Acquisition of $77.0 million, (ii) working capital of $1.9 million and (iii) an increase in non-cash charges of $4.6 million, partially offset by a decrease in net income of $2.7 million.

The $1.9 million increase in cash provided by working capital for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 is primarily attributable to increases in accrued interest due to higher levels of debt and decreases in accounts receivable, inventory, prepaid expenses, accounts payable, taxes payable and accrued expenses.

The $4.6 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $3.2 million, all of which related to the MOTV Acquisition consummated on July 2, 2007, $1.3 million of non cash interest incurred in connection with the financing of the MOTV Acquisition and an increase in non-cash compensation expense of $0.1 million.

Cash Flows from Investing Activities.    Net cash used in investing activities for the nine months ended September 30, 2007 was $208.9 million. During the nine months ended September 30, 2007, we used $208.8 million, net of cash acquired, for the MOTV Acquisition and $0.1 million for capital expenditures.

Cash Flows from Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2007 was $128.3 million. The net cash provided by financing activities resulted from net borrowings of $110.5 million under the Credit Facility, borrowings of $30.0 million under the Subordinated Credit Facility and proceeds of $4.2 million from the issuance of preferred stock, partially offset by the conversion to cash of common stock of $12.4 million in connection with the redemption of the Conversion Shares resulting from the shareholder vote on the MOTV Acquisition and payment of $4.1 million of debt issuance costs in connection with the Credit Facility and Subordinated Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to September 30, 2007. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Accounts Receivable.    Accounts receivable increased $7.9 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, accounts receivable have decreased $0.5 million through increased collections.

Inventory.    Inventory increased $0.7 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, inventories have decreased $0.1 million primarily from an overall decline in newsprint pricing, usage and purchasing.

Property, Plant, and Equipment.    Property, plant, and equipment increased $9.7 million during the period from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, we have incurred $0.1 million in capital expenditures offset by depreciation of $0.5 million.

Goodwill.    Goodwill increased $90.3 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition.

Intangible Assets.    Intangible assets increased $107.9 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, we have recorded amortization of $2.7 million.

Accounts Payable.    Accounts payable increased $1.1 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, accounts payable have decreased $0.6 million due to the timing of vendor payments.

Accrued Expenses.    Accrued expenses increased $2.5 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition. Since the acquisition, accrued expenses have decreased $0.2 million due principally to the payment of accrued payroll and benefits.

Accrued Interest.    Accrued interest increased $2.2 million from December 31, 2006 to September 30, 2007 primarily attributable to borrowings under the Credit Facility associated with the MOTV Acquisition.

Deferred Revenue.    Deferred revenue increased $1.4 million from December 31, 2006 to September 30, 2007, all of which was associated with the MOTV Acquisition.

Long-Term Debt.    Long-term debt increased $141.6 million from December 31, 2006 to September 30, 2007 from net borrowings of $110.5 million under the Credit Facility and $30.0 million under the Subordinated Credit Facility, the proceeds of which were used to partially fund the MOTV Acquisition.

Deferred Income Taxes.    Deferred income taxes increased $2.3 million from December 31, 2006 to September 30, 2007, of which was associated with the MOTV Acquisition. Since the acquisition, deferred income taxes have not increased or decreased.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this prospectus, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA and pro forma Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

Income tax expense (benefit)
Income (loss) from discontinued operations
Normal state (non income) taxes
Depreciation and amortization
Net interest expense
Other non recurring items; and
Non-cash stock-based compensation expense

We define pro forma Adjusted EBITDA as follows:

Net income (loss) before

Income tax expense (benefit)
Income (loss) from discontinued operations
Normal state (non income) taxes
Depreciation and amortization
Net interest expense
Other non recurring items; and
Non-cash stock-based compensation expense

Plus/Minus:

Adjustment for acquisitions (dispositions) so that such pro forma EBITDA calculation has been presented as if any acquisitions (dispositions) that occurred in any reporting period were made as of the first day of the earliest fiscal year presented.

Management’s Use of Adjusted EBITDA and pro forma Adjusted EBITDA

Adjusted EBITDA and pro forma EBITDA are not measurements of financial performance under GAAP and should not be considered in isolation or as alternatives to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe these non-GAAP measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations and/or take into account the impact of acquisitions/dispositions to compare over various periods. These measures provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. They provide indicators for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA and pro forma Adjusted EBITDA provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. These metrics measure our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA and pro forma Adjusted EBITDA are just two of the metrics used by senior management to review the financial performance of the business on a monthly basis.

Limitations of Adjusted EBITDA and pro forma Adjusted EBITDA

Adjusted EBITDA and pro forma Adjusted EBITDA have limitations as analytical tools. They should not be viewed in isolation or as substitutes for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and pro forma Adjusted EBITDA and using these non-GAAP financial measures as compared to GAAP net income (loss), include: the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

An investor or potential investor may find these items important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement its GAAP results in order to provide a more complete understanding of the factors and trends affecting its business.

Adjusted EBITDA and pro forma Adjusted EBITDA are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA or pro forma Adjusted EBITDA as substitutes for any such GAAP financial measure. We strongly encourage you to review the reconciliation of net income (loss) to Adjusted EBITDA and reconciliation of net income (loss) to pro forma Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Definitive Proxy Statement dated June 15, 2007. We also strongly encourage you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and pro forma Adjusted EBITDA are not measures of financial performance under GAAP and are susceptible to varying calculations, the Adjusted EBITDA and pro forma Adjusted EBITDA measures, as presented in this proxy statement, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(2,332,227)	$330,701	$(1,815,949)	$899,069
Income tax expense (benefit)	(106,084)	106,000	137,916	303,000
Non-cash stock based compensation expense	147,493	—	147,493	—
Interest expense, net	3,483,862	(524,397)	2,464,725	(1,464,757)
Depreciation and amortization	3,201,036	—	3,201,036	—
Adjusted EBITDA	$4,394,080	$(87,696)	$4,135,221	$(262,688)

The table below shows the reconciliation of net income (loss) to pro forma Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(2,332,227)	$330,701	$(1,815,949)	$899,069
Income tax expense (benefit)	(106,084)	106,000	137,916	303,000
Non-cash stock based compensation expense	147,493	—	147,493	—
Interest expense, net	3,483,862	(524,397)	2,464,722	(1,464,757)
Depreciation and amortization	3,201,036	—	3,201,036	—
Other non-recurring items	—	87,696	258,859	262,688
Adjustment for acquisitions	—	4,782,716	8,831,108	13,257,772
Pro Forma Adjusted EBITDA	$4,394,080	$4,782,716	$13,225,185	$13,257,772

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133 but instead are accounted for as equity. See Note 3 of the notes to our financial statements for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate hedges. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income before income taxes on an annualized basis by approximately $1.1 million, based on outstanding floating rate debt of $110.5 million outstanding at September 30, 2007.

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of approximately $0.1 million based on pro forma as adjusted newsprint usage for the year ended December 31, 2006, of approximately 9,300 metric tons.

Item 4.    Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.    Controls and Procedures

Not applicable

Part II.    Other Information

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.    Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed under the heading entitled ‘‘Risk Factors’’ in both our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in our Definitive Proxy Statement filed with the SEC on June 15, 2007, should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. Such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Other than as reported on the Current Report on Form 8-K filed with the SEC on July 9, 2007, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended September 30, 2007.

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

(a)    Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 24, 2007, as amended, by and among Registrant, American Community Newspapers LLC and ACN Holding LLC. (included as Annex A of Registrant’s Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
2.2	Letter Agreement, dated June 29, 2007, by and among Registrant, American Community Newspapers LLC and ACN Holding LLC (included as Annex A of Registrant’s Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.3 of Registrant’s Form 8-K filed on July 9, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Registrant’s Form 8-K filed on September 9, 2007).

Exhibit No.	Description
3.3	Certificate of Designations, Rights and Preferences of the Series A Redeemable Preferred Stock (incorporated by reference from Exhibit 3.1 of Registrant’s Form 8-K filed on July 9, 2007).
4.1	Specimen Unit Certificate (incorporated by reference from Exhibit 4.1 of Registrant’s Form 8-K/A filed on August 22, 2007).
4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 of Registrant’s Form 8-K/A filed on August 22, 2007).
4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 of Registrant’s Form 8-K/A filed on August 22, 2007).
4.4	Amendment No. 2 to Unit Purchase Option, dated July 2, 2007*(incorporated by reference from Exhibit 4.6 of Registrant’s Form 8-K filed on July 9, 2007).
10.1	Credit Agreement, dated as of June 29, 2007, by, between and among ACN OPCO LLC, Registrant, Bank of Montreal, Chicago Branch, for itself as lender and as administrative agent for all lenders, and the financial institutions listed on the signature pages thereto (incorporated by reference from Exhibit 10.1 of Registrant’s Form 8-K/A filed on July 13, 2007).
10.2	Credit Agreement, dated as of June 29, 2007, between Registrant and Ares Capital Corporation, as initial lender (incorporated by reference from Exhibit 10.2 of Registrant’s Form 8-K/A filed on July 13, 2007).
10.3	Employment Agreement, dated January as of January 24, 2007, between Registrant and Eugene M. Carr (included as Annex H of the Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
10.4	Employment Agreement, dated January as of January 24, 2007, between Registrant and Daniel J. Wilson (included as Annex I of Registrant’s Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
10.5	Employment Agreement, dated January as of January 24, 2007, between Registrant, Jeffrey B. Coolman (included as Annex J of Registrant’s Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
10.6	Registration Rights Agreement, dated July 2, 2007, by and among Registrant and the stockholders listed on the signature page therein (incorporated by reference from Exhibit 10.6 of Registrant’s Form 8-K/A filed on July 13, 2007).
10.7	Escrow Agreement, dated July 2, 2007, between ACN OPCO LLC, American Community Newspapers LLC and Continental Stock Transfer & Trust Company (included as Annex F of Registrant’s Definitive Proxy Statement (No. 001-32549), filed June 15, 2007 and incorporated by reference herein).
10.8	Amendment to Registration Rights Agreement, dated July 2, 2007, by and among Registrant and the stockholders listed on the signature page therein (incorporated by reference from Exhibit 10.9 of Registrant’s Form 8-K filed on July 9, 2007).
31.1	Section 302 Certification by CEO*
31.2	Section 302 Certification by CFO*
32.1	Section 906 Certification*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	AMERICAN COMMUNITY NEWSPAPERS INC. /s/ Eugene M. Carr
Eugene M. Carr Chairman of the Board and Chief Executive Officer
/s/ Daniel J. Wilson
Daniel J. Wilson Vice President and Chief Financial Officer