Form 10-K
period 2007-12-30
American Community Newspapers Inc.
filed 2008-03-28
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32549

American Community Newspapers Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2521288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14875 Landmark Boulevard, Suite 110, Addison, Texas 75254
(Address of principal executive offices)

Telephone: (972) 628-4080
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Units consisting of one share of Common Stock, par value $0.0001 per share, and two Warrants	American Stock Exchange
Common stock, $0.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer               Accelerated filer               Non-accelerated filer               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $64.5 million. The registrant has no non-voting common equity. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrants are affiliates.

As of March 26, 2008, 14,623,445 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2008 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

American Community Newspapers Inc.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 30, 2007

Unless the context otherwise requires, in this Annual Report on Form 10-K:

•	‘‘American Community Newspapers,’’ ‘‘ACN,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to American Community Newspapers Inc. and its subsidiaries and predecessor entities;

•	‘‘Courtside’’ refers to Courtside Acquisition Corp., now known as American Community Newspapers Inc.;

•	‘‘Credit Facility’’ refers to the term loans and revolving credit facility that were entered into on June 29, 2007;

•	‘‘FASB’’ refers to the Financial Accounting Standards Board;

•	‘‘GAAP’’ refers to accounting principles generally accepted in the U.S.;

•	‘‘MOTV’’ refers to MOTV LLC, formerly known as American Community Newspapers LLC (not the same company as the Operating Company);

•	‘‘MOTV Acquisition’’ refers to the July 2, 2007 acquisition of substantially all of the assets of MOTV and the assumption of certain of MOTV’s liabilities;

•	‘‘MOTV Holding’’ refers to MOTV Holding LLC, formerly known as ACN Holding LLC, the sole member of MOTV;

•	‘‘Offering’’ refers to the July 7, 2005 sale of 12,000,000 units in an initial public offering and the July 11, 2005, sale of an additional 1,800,000 Units pursuant to an underwriter’s over-allotment option;

•	‘‘Operating Company’’ refers to American Community Newspapers LLC and its wholly owned subsidiary;

•	‘‘Parent’’ refers to American Community Newspapers Inc.;

•	‘‘Predecessor’’ refers to MOTV prior to the consummation of the MOTV Acquisition;

•	‘‘Predecessor Period’’ refers to the period prior to the consummation of the MOTV Acquisition;

•	‘‘pro forma’’ refers to ACN after giving effect to the MOTV Acquisition and the 2007 Financing as of the beginning of the applicable period or as of the applicable date;

•	‘‘Series A Preferred Stock’’ refers to the Series A Redeemable Preferred Stock issued on July 9, 2007 for aggregate gross proceeds of $4,219,300;

•	‘‘SFAS’’ refers to a Statement of Financial Accounting Standard issued by the Financial Accounting Standards Board;

•	‘‘Subordinated Credit Facility’’ refers to the $30.0 million unsecured term loan credit facility entered into on June 29, 2007;

•	‘‘Successor’’ refers to ACN after the consummation of the MOTV Acquisition;

•	‘‘Successor Period’’ refers to the period after the consummation of the MOTV Acquisition; and

•	‘‘2007 Financings’’ refers to the Credit Facility, the Subordinated Credit Facility and the Series A Preferred Stock.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as ‘‘anticipate(s),’’ ‘‘expect(s),’’ ‘‘intend(s),’’ ‘‘plan(s),’’ ‘‘target(s),’’ ‘‘project(s),’’ ‘‘believe(s),’’ ‘‘will,’’ ‘‘would,’’ ‘‘seek(s),’’ ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading ‘‘Risk Factors’’ in Item 1A of this report. Such forward-looking statements speak only as of the date of this report. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.    Business

General Overview

American Community Newspapers Inc. (formerly known as Courtside Acquisition Corp.) was a blank check company formed on March 18, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On July 7, 2005, we closed our initial public offering of 12,000,000 units, and on July 11, 2005, we closed on an additional 1,800,000 units subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $82,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations, taxes and continuing general and administrative expenses.

We entered into an Asset Purchase Agreement (‘‘APA’’) with MOTV on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by us of the business and substantially all of the assets of MOTV and the assumption by the Company of certain of MOTV’s liabilities. MOTV Holding LLC, the sole member of MOTV, was also a party to the APA. On June 20, 2007, we formed a wholly-owned subsidiary, ACN OPCO LLC (the ‘‘Operating Company’’). On July 2, 2007, in connection with the closing of the MOTV Acquisition, we changed our name from Courtside Acquisition Corp. to American Community Newspapers Inc., and the Operating Company changed its name from ACN OPCO LLC to American Community Newspapers LLC.

On July 2, 2007, we consummated the MOTV Acquisition, for an aggregate cash purchase price, including transaction fees and expenses, of $208,832,822. The purchase price was subject to certain post-closing adjustments for working capital. This adjustment amounted to $427,287, and is included in the aforementioned price. In addition, we incurred $4,073,374 of debt issuance costs, which are being amortized over the life of the respective Credit Facility and Subordinated Credit Facility. We will also pay to MOTV (i) $1 million if newspaper cash flow (as defined) for 2008 is equal to or greater than $19 million, with such payment increasing to up to $15 million in specified increments, if newspaper cash flow (as defined) for 2008 equals or exceeds $21 million and (ii) an additional $10 million if, during any 20 trading days within any 30 trading day period from July 2, 2007 through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis – St. Paul, Minnesota; Dallas, Texas; Northern Virginia (suburban Washington, D.C.); and Columbus, Ohio. We are now a holding company operating our business through our wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc.

As a result of the MOTV Acquisition, we are now one of the largest community newspaper publishers in the United States, operating within four major U.S. markets: Minneapolis – St. Paul, Dallas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio, which rank as the 16th, 8th, 4th and 32nd largest Metropolitan Statistical Areas, or MSAs, respectively. MSAs are geographic entities defined by the U.S. Office of Management and Budget for use by Federal statistical agencies in collecting, tabulating, and publishing Federal statistics. These markets are some of the most affluent, high growth markets in the United States, where we are strategically positioned in the wealthiest counties within each market, including Hennepin County in Minnesota, Collin County in Texas, Fairfax, Arlington and Loudoun Counties in Northern Virginia and Delaware and Union Counties in Ohio. Our goal is to be the preeminent provider of local content and advertising in any market that we serve.

Our publications provide high quality local content to our readers and mirror the goings-on and happenings of the local community. Our publications provide community news about local governments, high school and local sports, board of education/school news, local events, local police/fire/rescue and local businesses, which are consistently overlooked by major metropolitan daily newspapers, radio stations and television stations. ‘‘In the Community, With the Community, For the Community’’, which serves as our tagline, is central to our editorial and operating philosophy. Our extensive regional footprint within the markets we serve provides us with the ability to create targeted advertising packages for local and national advertisers, allowing advertisers the choice to advertise locally in only a few communities, or throughout entire markets.

Our publications reach approximately 1,386,000 households in our communities (as of December 30, 2007) through paid and controlled distribution. Controlled distribution is the circulation of a newspaper or magazine, usually free, to selected households who are members of an audience of special interest to advertisers. Our products include:

•	83 weekly newspapers (published between one and two times per week) with total controlled circulation of approximately 1,017,000 and total paid circulation of approximately 76,000;

•	14 niche publications (special interest publications produced with varying frequency) with total controlled circulation of approximately 227,000 and total paid circulation of approximately 53,000;

•	Three daily newspapers with total paid circulation of approximately 10,000 and total controlled circulation of approximately 3,000; and

•	85 locally focused websites with average monthly page views and visitors of approximately 4.8 million and 1.2 million, respectively, which extend the reach and frequency of our products beyond their geographic print distribution area and onto the Internet.

A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and revenue opportunities and provide consistent management. We share best practices across our organization, giving each publication the benefit of revenue producing and cost saving initiatives that have been successful in our other newspaper clusters. We also centralize functions such as ad composition, accounting, production and distribution and give each publication in a cluster access to quality production equipment, which enables us to (i) cost-efficiently provide high quality products and service to our customers and (ii) more quickly effectuate synergies from acquisitions within our existing clusters. We have been able to achieve economies of scale for such purchases as insurance, newsprint and other supplies. The clustering strategy has allowed us to launch numerous new products in our existing clusters, leveraging off of our existing fixed cost base to allow for incremental operating profit upon publication of the first issue.

Industry Overview

We operate in what is sometimes referred to as the ‘‘hyper-local’’ or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that are generally unique to each market they serve and are not readily obtainable from other sources. Local publications include community newspapers, shoppers, traders, real estate guides, special interest magazines, directories and similar publications and online offerings.

According to the National Newspaper Association, community newspapers in the U.S. date back to 1690. Published on a weekly or daily basis, a distinguishing characteristic of a community newspaper is its commitment to serve the information needs of a particular community. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including: direct mail, television, radio, directories, outdoor advertising and the Internet. We believe that local publications are the most effective medium for retail advertising, which emphasizes the price of goods.

Locally-focused media in suburban communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the Internet. Larger media outlets tend to offer broad based information to a geographically scattered audience. In contrast, locally oriented media outlets deliver a highly focused product that is often the only source of local information. The community newspaper clustering strategy of building a critical mass of advertising networks, distribution channels, centralized production, intensely local content and loyal long-term readers and advertisers in a concentrated geographic market helps to create high barriers to entry.

The U.S. community newspaper industry is large and highly fragmented. According to the Newspaper Association of America, or NAA, there are more than 6,650 weekly newspapers in the U.S., with an average circulation of over 7,300 and total circulation of approximately 52 million in 2006.

The primary sources of advertising revenue for local publications are small businesses, government agencies and individuals who reside in the market that a publication serves, as well as regional and national advertisers. By combining total market coverage publications, such as controlled distribution weekly newspapers and other specialty publications (tailored to the specific attributes of a local community), with paid circulation publications, local publications are able to reach the majority of the targeted households in a distribution area. Moreover, in addition to printed products, the majority of local publications have an online presence that further leverages the local brand and ensures higher penetration into a given market.

The time spent online each day by media consumers continues to grow rapidly and newspaper web sites offer a wide variety of content providing comprehensive, in-depth and up to the minute coverage of news and current events. The ability to generate, publish and archive local news and information through the Internet has allowed newspapers to produce some of the more visited sites on the Internet.

Our management believes that local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media sites now include classifieds, directories of business information, local advertising, databases and most recently, audience-contributed content. This additional community-specific content should further extend and expand both the reach and the brand of the publications with readers and advertisers.

The opportunities to extend the core audience through the Internet make local online advertising an attractive complement for existing print advertisers and create new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level, and, although they are not typically significant advertisers in community publications, the Internet offers them a powerful medium to reach targeted local audiences.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% since 1996 and 1.2% during the five-year period from 2001 to 2006. Unlike daily newspapers, total circulation of weekly publications has increased at an average annual rate of 1.0% over the same period. We believe that this declining trend in circulation and penetration for daily newspapers has created an opportunity for controlled distribution weekly newspapers that can determine which demographics and areas to penetrate based on advertiser demand. As a result of these penetration advantages, our management believes that weekly newspapers are better able to cost effectively target its circulation base.

Our Strategy

We seek to grow revenue and cash flow by leveraging our community-based franchises and relationships to increase our product offerings, penetration rates and market share in the communities we serve and by pursuing a disciplined approach to acquisitions. The key elements of our strategy are:

Maintain Dominance in the Delivery of Proprietary Content in Our Communities.    We seek to maintain our position as a significant provider of local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and advertisers, thereby increasing our penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere. We have also identified opportunities to grow organically through the launch of newspapers in contiguous and under-served markets, as well as through the expansion of our niche publications into new geographic markets.

Pursue a Disciplined and Accretive Acquisition Strategy in Existing and New Markets.    We seek to grow in existing and new markets through a disciplined acquisition strategy. Our management evaluates acquisitions on an ongoing basis and intends to pursue acquisitions of locally focused community newspapers and ancillary products that are either (i) contiguous or adjacent to our existing clusters, (ii) of significant scale to serve as new operating clusters or (iii) significant fragmented markets with multiple add-on acquisition opportunities in markets which exhibit above average median household incomes and household growth. From time to time, we are in discussions with potential acquisition candidates, although we are not currently a party to any agreements for future acquisitions. There can be no assurance that we will be successful in acquiring any companies.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins.    We will continue to take advantage of geographic clustering to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. Our management believes it will be able to expand its operating profit margins as we streamline and further centralize purchasing and administrative functions, integrate acquired properties and achieve revenue synergies.

Introduce New Products or Modify Existing Products to Enhance the Value Plan for Advertisers.    Our established local market positions, combined with our publishing and distribution capabilities, have allowed us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These customized products are often specialty publications that address specific interests such as alternative news, lifestyle, employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our local market positions to introduce other marketing oriented products such as new weekly newspapers and other niche publications in both online and printed format in order to further enhance value to our advertisers.

Pursue a Content-Driven Internet Strategy.    We have introduced newly launched online versions in all of our four markets, beginning in August 2005, with the most recent online launch in September 2007 in our Columbus market. We are constantly reviewing the functionality of our websites and introducing enhancements, such as video reporting and advertising, as they become available. Our management believes that we have solidified a significant position in our markets in delivering local content through online media. We believe we are well positioned to increase our revenue opportunities in each of the communities we serve through improved online penetration by distributing both our existing print content and, more importantly, frequent and unique additional local content, which we believe will attract additional advertisers. We have the ability to sell traditional online advertising both locally and nationally. In addition, via the Internet, we are generally able to share content across our organization, giving each of our publications access to technology, online management expertise, content and advertisers that they could not obtain or afford if they were operating independently.

Increase Sales Force Productivity.    Our management intends to continue to increase the productivity of our sales force which, in turn, drives revenue increases. Our approach utilizes the benchmarking of inside and outside sales executive call counts, daily sales activity reporting by each sales executive and incentive programs developed to create excitement, maximize sales growth and achieve our sales growth targets. Initial recruitment of sales executives and training programs focus on the skills and personal characteristics required to increase revenue, as well as enhance sales force retention. Weekly training and sales meetings focus on product knowledge, local demographic information, use of surveys, prospecting, presentation skills and closing the sale. ‘‘Success Stories’’ from each sales executive are shared in sales meetings including successful sales calls, effective leads and prospecting techniques that resulted in a sale. Sales management develops, shares and evaluates its programs to ensure maximum productivity of all programs and sales executives. In addition, our management will continue to evaluate advertising rates to ensure that we are maximizing revenue opportunities.

We intend to pursue our strategy through the utilization of our most significant strengths, including:

•	Affluent, Desirable and High Growth Demographics. Our portfolio consists of publications operating within four demographically superior and growing suburban markets, Dallas, Northern Virginia, Minneapolis-St. Paul and Columbus, which rank as the 4th, 8th, 16th and 32nd largest MSAs, respectively, in the U.S. These markets exhibit population, household and household income growth well above state and national averages.

•	High Quality Assets with Dominant Local Franchises. Our publications benefit from a long history in the communities they serve as a significant provider of comprehensive and in-depth local content. This has resulted in strong reader loyalty, which is highly valued by local advertisers. We have a major presence in each of our markets, with higher penetration rates than metro daily newspapers in the zip codes we commonly serve.

•	Superior Value Proposition for Advertisers. Our publications provide a cost effective means for advertisers to reach the customers they want due to our strong reader loyalty, high audience penetration rates and high demographic quality of our readers. We offer advertisers several alternatives (dailies, weeklies, online and niche publications) to reach consumers and tailor the nature and frequency of their marketing messages.

•	Scale Yields Higher Operating Profit Margins and Allows ACN to Realize Operating Synergies. Our size within our four operating clusters facilitates our clustering strategy, which allows us to realize operating efficiencies. We achieve higher operating profit margins than our publications could achieve on a stand-alone basis by leveraging our operations and implementing revenue initiatives across a broader local footprint in a geographic cluster.

•	Strong Financial Profile Generates Significant Cash Flow. Our business generates significant cash flow due to its diversified revenue, operating profit margins, low capital expenditure and working capital requirements and favorable tax position.

•	Strong Track Record of Acquiring and Integrating New Assets. We have created a platform for consolidating local publications. Since May 2005, ACN and its predecessor have acquired 37 publications in five transactions that contributed an aggregate of approximately 54% of our total revenue in 2007.

•	Experienced Management Team. Our senior management team is comprised of executives who have an average of over 20 years of experience in the media industry, with an average in excess of 15 years of newspaper industry specific experience.

Products

Our product mix currently consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications, all of which are combined with an online offering:

Daily Newspapers	Weekly Newspapers	Niche Publications
Paid with free sampling distribution	Free with some paid distribution	Free with some paid distribution
Distributed five to seven days per week	Distributed one to two days per week	Distributed weekly, monthly, quarterly or on annual basis
Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint or glossy, folded, booklet, magazine or book
Editorial content (local news and coverage of community events, with very limited national headlines) and advertising (including classifieds)	Editorial content (local news and coverage of community events, no national news unless there is a local community angle) and advertising (including classifieds)	Niche content and targeted ads (e.g., chamber of commerce, city government, homeowners associations, developments and special interest such as alternative news, lifestyle, parenting, social, real estate, auto, calendars and directories)
Revenue from advertisers, subscriptions, rack/box sales and single copy sales outlets	Paid: Revenue from advertising, subscriptions, rack/box sales and single copy sales outlets Free: Advertising revenue only, provide substantial market coverage	Free: Advertising revenue only
Available online	Available online	Available online

Overview of Operations

We operate in four suburban communities in the United States: Minneapolis – St. Paul, Dallas, Northern Virginia and Columbus, Ohio.

The following table sets forth information regarding our publications as of December 30, 2007.

	Number of Publications			Circulation(1)
Operating Region	Dailies	Weeklies	Niche	Paid	Free	Total Circulation
Minneapolis – St. Paul	1	43	—	37,000	420,000	457,000
Dallas	2	14	6	20,000	278,000	298,000
Northern Virginia	—	4	4	3,000	216,000	219,000
Columbus	—	22	4	79,000	333,000	412,000
Total	3	83	14	139,000	1,247,000	1,386,000

(1)	Circulation statistics are estimated by management as of December 30, 2007, except that circulation statistics of certain publications in all four operating regions audited by third party media circulation audit firms, if available, are utilized as of the most recent audit date.

Minneapolis — St. Paul Region.

Our Minneapolis – St. Paul newspaper group, located within the nation’s 16th largest MSA, is the 7th largest community newspaper group in the U.S. according to Dirks, Van Essen & Murray. Our Minneapolis – St. Paul newspaper group includes 43 weekly and one daily publication with total circulation of approximately 457,000. The grouping of these publications provides advertisers with the opportunity for near total market coverage in the zip codes served at cost effective rates. We serve the affluent communities within Hennepin, Dakota, Ramsey, Scott, Washington, Sherburne, Wright, Stearns, Anoka, St. Croix and Carver Counties.

The Minneapolis – St. Paul market is home to 16 Fortune 500 companies, as well as several large private companies. According to the Sales & Marketing Management Survey of Buying Power, Minneapolis – St. Paul is the 12th largest retail market and possesses the 12th highest effective buying income (‘‘EBI’’) in the U.S. According to a survey by Belden Associates, the median household income of readers of our Minneapolis – St. Paul newspaper group is $70,000, as compared to the U.S. median household income of $44,400.

Our Minneapolis – St. Paul newspaper group has a single production facility located in Hudson, Wisconsin, which produces all of the group’s publications. The main administrative office is located in Eden Prairie, Minnesota, and there are 15 satellite sales and editorial offices located throughout the cluster. As of December 30, 2007, our Minneapolis – St. Paul newspaper group had 171 full-time employees and 66 part-time employees.

Dallas Region.

Our Dallas newspaper group is located within the nation’s 4th largest MSA. ACN’s Dallas newspaper group is anchored by two daily newspapers, the Plano Star Courier and the McKinney Courier-Gazette, and includes 14 weekly newspapers and six niche publications with total circulation of 298,000. We serve the affluent communities within Collin and Denton Counties, as well as portions of Dallas and Tarrant Counties.

The Dallas market is home to 22 Fortune 500 companies, several of which have established their corporate headquarters in Collin County and are representative of the economic development in the region. The metropolitan area is the largest in Texas. According to the Sales & Marketing Management Survey of Buying Power, Dallas is the 7th largest retail market and possesses the 17th highest median household EBI in the U.S. According to a survey by Belden Associates, the median household income of readers of our Dallas newspaper group is $81,400, as compared to the U.S. median household income of $44,400.

Our Dallas newspaper group has a single production facility located in Plano, Texas, which produces all of the group’s publications. The main administrative office is co-located with the production facility, and there are four satellite sales and editorial offices located throughout the cluster. As of December 30, 2007, our Dallas newspaper group had 116 full-time employees and 4 part-time employees.

Northern Virginia Region.

Our Northern Virginia newspaper group, located within the nation’s 8th largest MSA, primarily serves the high growth markets and affluent communities within Fairfax, Arlington and Loudoun Counties. The Northern Virginia newspaper group consists of four weekly newspapers and also includes four niche publications with total circulation of 219,000.

The Northern Virginia market is home to numerous Fortune 500 companies and Arlington County’s favorable location next to the nation’s capital, large, high-quality commercial base, rising housing values and affluent residential base anchor its competitive position. Fairfax County’s dynamic business community is on the forefront of one of the strongest economies in the country. Along with its well-known strengths in government and defense technology, the county has large and growing numbers of commercial IT, financial, software, communications and technology management service providers. According to the Sales & Marketing Management Survey of Buying Power, the Northern Virginia market is located within the 8th largest retail market and possessed the 2nd highest median household EBI in the U.S. According to a survey by Belden Associates, the median household income of readers of our Northern Virginia newspaper group is $144,900, as compared to the U.S. median household income of $44,400.

Our Northern Virginia newspaper group products are printed by third party commercial printers. The main administrative office is located in Lansdowne, Virginia, and there are two satellite sales and editorial offices located throughout the cluster. As of December 30, 2007, our Northern Virginia newspaper group had 40 full-time employees and 1 part-time employee.

Columbus Region.

Our Columbus newspaper group is located within the nation’s 32nd largest MSA comprised of Franklin, Delaware, Union, Fairfield, Madison, Licking and Pickaway Counties. Our Columbus newspaper group is anchored by 22 weekly community newspapers, The Other Paper, a weekly alternative newspaper, Columbus Monthly magazine, the largest paid monthly magazine in Central Ohio and two additional niche publications with total circulation of approximately 412,000. We serve the affluent communities of Dublin, Bexley, Upper Arlington, Grandview Heights, Grove City and other communities within Franklin, Delaware, Union and Fairfield Counties.

Columbus is the state capital of Ohio and its largest city, and the market is home to six Fortune 500 companies and several large private companies, as well as The Ohio State University, one of the largest universities in the U.S. It has a highly skilled white-collar workforce, median home price of $170,196 and median age of 31.7 years old. According to the Sales and Marketing Management Survey of Buying Power, Columbus is the 28th largest retail market and possesses the 31st highest median household EBI in the U.S. According to a survey by Media Audit, the median household income of readers of our Columbus newspaper group is $55,400, as compared to the U.S. median household income of $44,400.

Our Columbus newspaper group has a single production facility located in Columbus, Ohio, which produces all of the group’s newspaper publications. Our non-newsprint, niche publications are printed by a third party commercial printer. The administrative office is co-located with the production facility, and is the only office location in the cluster. As of December 30, 2007, our Columbus newspaper group had 170 full-time employees and 22 part-time employees.

Revenue

We have presented our operating results on a pro forma basis for the years ended December 30, 2007 and December 31, 2006, in addition to presenting the information on a historical basis. This pro forma presentation for these years assumes that the MOTV Acquisition and the acquisitions effected by MOTV during 2006 and 2007 occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the MOTV Acquisition and the acquisitions effected by MOTV during 2006 and 2007 occurred at the beginning of the pro forma period. However, on an actual basis, almost all significant fluctuations between the years ended December 30, 2007 and December 31, 2006 occurred as a result of the MOTV Acquisition. This pro forma presentation is for comparison purposes as the Company had no operations in the corresponding year ended December 31, 2006.

Our advertising revenue sources are diverse and there is little concentration. Our operations generate three primary types of revenue: (i) advertising (including Internet); (ii) circulation (including single copy sales and home delivery subscriptions); and (iii) other (primarily commercial printing). In 2007, advertising, circulation and other revenue accounted for approximately 92%, 4% and 4%, respectively, of ACN’s total pro forma revenue. The contribution of advertising, circulation and other revenue to our total historical and pro forma revenue in 2007 and 2006, was as follows:

	Historical		Pro Forma (Unaudited)
	Year Ended		Year Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Revenues:
Advertising	$33,338,696	$—	$68,489,135	$71,007,722
Circulation	1,407,765	—	3,105,708	2,949,920
Commercial printing and other	1,422,815	—	2,708,318	2,799,981
Total revenues	$36,169,276	$—	$74,303,161	$76,757,623

Advertising

Advertising revenue is the largest component of our revenue, accounting for approximately 92% of ACN’s total pro forma revenue in each of 2006 and 2007, and 0% and 92% of ACN’s total actual revenue in 2006 and 2007, respectively. We categorize advertising as follows:

•	Local Display – local retailers, local accounts, national retailers, grocers, department and furniture stores, auto dealers, real estate, advertising agencies, schools, medical, banks, niche shops, restaurants, political and other consumer related businesses.

•	Local Classified – employment, automotive, real estate, private party, professional services, legal, government, churches, advertising agencies and other advertising.

•	National – national and major accounts such as telecommunications companies, utilities, national retailers, advertising agencies, national representative firms and similar businesses.

•	Internet – website revenue from bundled classified and display print packages, stand alone banners, tiles, towers, archives, photo reprints, advertising agencies and video advertising.

Our advertising rate structures vary among our publications and are a function of various factors, including historical rate levels, local market conditions, circulation, readership, competition and demographics. We offer our advertising customers multiple paper and frequency discounts based on the number of our newspapers in which advertising is purchased and the frequency of the advertising. The highest discounts are offered to multiple frequency and multiple newspaper advertisers. Within each newspaper and in their respective group categories (classified, auto, employment, real estate and private party ads), advertisers have different rates. Advertisers in our markets typically look to readership and not paid versus controlled distribution to assess pricing. Our corporate management works with our local newspaper management to review advertising rates. A significant component of our publishers’ annual compensation is based upon increases in advertising revenue and achieving revenue budgets. Our sales management team shares advertising concepts throughout its network of publishers and advertising managers, enabling them to utilize advertising products and sales strategies that are successful in other markets that we serve.

Our newspaper groups have a solid base of customers, serving over 60,000 advertising customers in 2007 and 2006. Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total pro forma revenue and total actual revenue in each of 2006 and 2007, and our 20 largest advertisers accounted for approximately 7% of our total pro forma revenue in each of 2006 and 2007 and 7% of our total actual revenue in 2007.

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

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own three paid daily publications that all have circulation of less than 6,000 each and 79 paid or partial paid weekly publications that range in circulation from approximately 500 to 60,000. In addition, we receive voluntary pay revenue through various circulation promotions. Circulation revenue accounted for approximately 4% of our total pro forma revenue in each of 2006 and 2007, and 0% and 4% of our total actual revenue in 2006 and 2007, respectively.

Subscriptions are typically sold for three to twelve month terms and often include promotions to extend the average subscription period. Although collected in advance, we defer our recognition of this revenue until the publications are delivered to our subscribers. We implement marketing programs to increase readership through subscription and single copy sales, including company-wide and local circulation contests, door-to-door sales and strategic alliances with local schools in the form of ‘‘Newspapers in Education’’ programs. In addition, since the adoption of the Telemarketing Sales Rule by the Federal Trade Commission in 2003, which created a ‘‘do not call’’ registry, we have increased our use of free, temporary distribution of paid newspapers, in-paper promotions and online promotions to increase circulation.

Commercial Printing and Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. Other sources of revenue, including commercial printing, accounted for approximately 4% of our total pro forma revenue in each of 2006 and 2007, and 0% and 4% of our total actual revenue in 2006 and 2007, respectively.

Printing

As of December 30, 2007, we operated three print facilities, one serving the Minneapolis – St. Paul newspaper group, one serving the Dallas newspaper group and one serving the Columbus newspaper group. These print facilities produce all of the newsprint based publications for each of these markets and are located within the Minneapolis – St. Paul, Dallas and Columbus metropolitan markets. Our newsprint publications are generally fully paginated using image-setter or computer-to-plate technology, which allows for design flexibility and high quality reproduction of color graphics. By clustering our production resources, we are able to reduce the operating costs of our newsprint publications while increasing the quality of our small and midsized publications that would typically not otherwise have access to high quality production facilities. We have additional capacity in each of our production facilities to accommodate the acquisition or launch of new publications. Additional press labor would need to be added to utilize this unutilized capacity. We utilize third party commercial printers to produce our various non-newsprint based products (such as glossy inserts and magazines). In our Northern Virginia newspaper group, we utilize third party commercial printers to produce our various publications.

Distribution

The distribution of the majority of our newspapers in our Minneapolis – St. Paul, Dallas and Columbus newspaper groups are typically outsourced to independent carriers and independent, locally based, third-party distributors. In addition, certain of our weekly publications in our Minneapolis – St. Paul and Dallas newspaper groups, certain of our niche publications in our Columbus newspaper group and all of our publications in our Northern Virginia newspaper group are delivered via the U.S. Postal Service. Our distribution costs through the U.S. Postal service, as a percentage of total pro forma distribution costs in 2007, was approximately 24%. Distribution costs were approximately 14% of our total pro forma revenue in 2007. A one percent increase in USPS rates would result in a $24,000 annual increase in our operating costs.

Newsprint

We are a member of a newsprint-buying consortium, which enables us to obtain favorable pricing by purchasing newsprint from local mills at reduced rates negotiated by the consortium. This arrangement also provides increased certainty of supply and delivery dates. In addition, we also purchase small amounts of newsprint, when economically advantageous, on the spot market. As a result, we have generally been able to purchase newsprint at $10 to $15 per metric ton below the published market price. We generally maintain a 30-day inventory of newsprint.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and a low of $410 per metric ton in 2002. During 2007, newsprint prices were generally decreasing through the third quarter. Since then, we have seen increases on a monthly basis and anticipate further increases in 2008.

In 2007, we purchased approximately 9,800 pro forma metric tons and 4,900 actual metric tons of newsprint (including for commercial printing) and the cost of such newsprint totaled approximately $5.9 million and $2.8 million, respectively. Our newsprint expense generally averages less than 8% of total pro forma and actual revenue, which compares favorably to larger, metropolitan newspapers.

Competition

Our newspapers, niche publications and internet sites compete for advertising revenues and readers’ time to varying degrees with television, radio, other internet sites, magazines, direct mail, yellow pages, shoppers, local, regional and national newspapers and other print and online media sources, among others. In certain of our markets, our publications also compete with other newspapers published in the same or nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price, internet usage and advertiser results.

We believe that we are the preeminent source of local community news and information in our markets and we provide our readers with community-specific content that is generally not available from other mass media sources. Our direct and focused coverage of the market and our cost effective advertising rates relative to more broadly circulated metropolitan newspapers allow us to tailor an approach for our advertisers. As a result, we believe our publications generally capture a larger share of local advertising in the markets we serve. Nonetheless, we have experienced a greater shift of advertising in the classified categories to online advertising and face greater competition, particularly in the areas of employment, automotive and real estate advertising, by online competitors.

Management and Employees

The top 10 members of our executive management team have an average of approximately 19 years of relevant industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles.

As of December 30, 2007, we had approximately 595 employees, consisting of 502 full-time and 93 part-time employees (includes 5 full-time corporate employees). Non-sales employees are compensated on either an hourly or a salaried basis. Sales employees are compensated on either a 100% commission basis or on a combination of salary and commission. All of our employees are non-unionized and there have been no known attempts by any employee group to unionize itself. We consider our relationship with our employees to be good and we have had no previous work stoppages at any of our publications.

Environmental Matters

We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to our management. Compliance with federal, state, local and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on our operations, but has been accomplished without having a material adverse effect on our operations. Based on the current status of laws, regulations and technology, we do not expect to experience a loss related to environmental matters.

Insurance

We maintain insurance coverage for general liability, property, professional liability, publisher’s liability, employment practices liability, directors’ and officers’ liability, auto, umbrella, workers’ compensation, fiduciary liability and commercial crime. We believe that the types of coverage, deductibles, reserves and limits on liability that are currently in place in our insurance program are adequate. Through the use of risk management and work safety programs, we seek to reduce the loss exposure related to workplace injuries and other related losses.

We employ a manager and outside consultants to assist with the management of our workers’ compensation insurance program. With respect to obtaining coverage for workers’ compensation in the future, our loss experience will be a material factor in determining the pricing and collateral requirements of such coverage. Additionally, the insurance market in general can be affected by such things as terrorist attacks and natural disasters.

Intellectual Property

We currently own mastheads, which are the newspaper titles in each individual market and are the trademarks, trade names and registered assumed and fictitious names, as commonly referred to in other businesses. We will continue to develop mastheads where appropriate and take the necessary steps to protect such intellectual property.

Corporate Governance and Public Information

The address of our website is www.acnpapers.com. Stockholders can access a wide variety of information on our website, including news releases, Securities and Exchange Commission (the ‘‘SEC’’) filings, information we are required to post online pursuant to applicable SEC and American Stock Exchange rules, newspaper profiles and online links. We make available via our website, all filings we make under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of our corporate website nor any other website referred to in this report is not incorporated by reference into this report unless expressly noted.

List of Our Daily and Weekly Newspapers and Niche Publications

Our daily and weekly newspapers and niche publications in each of our four geographic regions are listed below:

Minneapolis − St. Paul	Principal City and State	Type
www.mnsun.com
•Apple Valley/Rosemount Sun Current	Apple Valley, MN	Weekly
•Bloomington Sun Current	Bloomington, MN	Weekly
•Brooklyn Center Sun Post	Brooklyn Center, MN	Weekly
•Brooklyn Park Sun Post	Brooklyn Park, MN	Weekly
•Burnsville/Savage Sun Current	Burnsville, MN	Weekly
•Eagan Sun Current	Eagan, MN	Weekly
•East Minnetonka Sun Sailor	Minnetonka, MN	Weekly
•Eden Prairie Sun Current	Eden Prairie, MN	Weekly
•Edina Sun Current	Edina, MN	Weekly
•Excelsior/Shorewood/Chanhassen Sun Sailor	Excelsior, MN	Weekly
•Blaine/Spring Lake Park Sun Focus	Blaine, MN	Weekly
•Fridley/Columbia Heights Sun Focus	Fridley, MN	Weekly
•New Brighton/Mounds View Sun Focus	New Brighton, MN	Weekly
•Roseville/ Falcon Heights Sun Focus	Roseville, MN	Weekly
•New Hope/Golden Valley Sun Sailor	New Hope, MN	Weekly
•Plymouth East Sun Sailor	Plymouth, MN	Weekly
•Plymouth West Sun Sailor	Plymouth, MN	Weekly
•Richfield Sun Current	Richfield, MN	Weekly
•Robbinsdale/Crystal Sun Post	Robbinsdale, MN	Weekly
•Hopkins Sun Sailor	Hopkins, MN	Weekly
•Lakeville Sun Current	Lakeville, MN	Weekly
•South St. Paul/Inver Grove Heights Sun Current	St. Paul, MN	Weekly
•St. Louis Park Sun Sailor	St. Louis Park, MN	Weekly
•Wayzata/Orono/Long Lake Sun Sailor	Wayzata, MN	Weekly
•West Minnetonka/Deephaven Sun Sailor	Minnetonka, MN	Weekly
•West Saint Paul/Mendota Heights Sun Current	St. Paul, MN	Weekly
•Stillwater Evening Gazette	Stillwater, MN	Daily
•The Valley Life	Valley, MN	Weekly
•Champlin/Dayton Sun Press	Champlin, MN	Weekly
•Delano Eagle Sun Press	Delano, MN	Weekly
•North Crow River Sun Press	Crow River, MN	Weekly
•Osseo/Maple Grove Sun Press	Osseo, MN	Weekly
•Rockford Area News Sun Press	Rockford, MN	Weekly
•South Crow River Sun Press	Crow River, MN	Weekly
•Stearns-Morrison Enterprise	Stearns, MN	Weekly
•Melrose Beacon	Melrose, MN	Weekly
•Carver County News	Carver, MN	Weekly
•Gold Miner	Waconia, MN and surrounding areas	Weekly
•Norwood Young America Times	Norwood, MN	Weekly
•The Laker	Mound, Long Lake and Orono, MN	Weekly
•The Pioneer	Mound, Long Lake and Orono, MN	Weekly
•Waconia Patriot	Waconia, MN	Weekly
•Monticello Times	Monticello, MN	Weekly
•Monticello Shopper	Monticello, MN	Weekly

Dallas	Principal City and State	Type
www.scntx.com
•Plano Star Courier	Plano, TX	Daily
•Plano Insider	Plano, TX	Weekly
•Allen American	Allen, TX	Weekly
•McKinney Courier-Gazette	McKinney, TX	Daily
•Frisco Enterprise	Frisco, TX	Weekly
•Celina Record	Celina, TX	Weekly
•Mesquite News	Mesquite, TX	Weekly
•Rowlett Lakeshore Times	Rowlett, TX	Weekly
•Little Elm Journal	Little Elm, TX	Weekly
•Lewisville Leader	Lewisville, TX	Weekly
•Flower Mound Leader	Flower Mound, TX	Weekly
•Coppell Gazette	Coppell, TX	Weekly
•The Colony Leader	The Colony, TX	Weekly
•Carrollton Leader	Carrollton, TX	Weekly
•Southlake Times	Southlake, TX	Weekly
•Penny Saver	McKinney, TX	Weekly
•North Texas Life	McKinney, TX	Niche
•Stonebridge Life	Frisco, TX	Niche
•All About Frisco	Frisco, TX	Niche
•All About Coppell	Coppell, TX	Niche
•All About Flower Mound	Flower Mound, TX	Niche
•Lantana	Lantana, TX	Niche
Northern Virginia
•Leesburg Today	Leesburg, VA	Weekly
www.leesburgtoday.com
•Ashburn Today	Ashburn, VA	Weekly
www.ashburntoday.com
•Loudoun Magazine	Loudoun, VA	Niche
www.loudounmagazine.com
•Loudoun Business	Loudoun, VA	Niche
www.loudounbusiness.com
•Arlington Sun Gazette	Arlington, VA	Weekly
www.sungazette.net
•Great Falls / McLean / Oakton / Vienna Sun Gazette	Great Falls, VA	Weekly
www.sungazette.net
•Middleburg Life	Middleburg, VA	Niche
www.middleburglife.net
•Parent Life	Arlington, VA	Niche
www.nvparentlife.com
Columbus
www.snponline.com
www.columbuslocalnews.com
•Bexley News	Bexley, OH	Weekly
•Big Walnut News	Big Walnut, OH	Weekly
•The Booster	Clintonville / Beechwold, OH	Weekly
•The Times	Canal Winchester / Groveport, OH	Weekly
•Delaware News	Delaware, OH	Weekly
•Dublin News	Dublin, OH	Weekly
•Gahanna News	Gahanna, OH	Weekly
•German Village Gazette	German Village, OH	Weekly
•Grove City News	Grove City, OH	Weekly
•Hilliard Northwest News	Hilliard, OH	Weekly
•New Albany News	New Albany, OH	Weekly
•Northland News	Northland, OH	Weekly
•Northwest Columbus News	Columbus, OH	Weekly
•Olentangy Valley News	Olentangy, OH	Weekly
•Pickerington Times-Sun	Pickerington, OH	Weekly
•Reynoldsburg News	Reynoldsburg, OH	Weekly

Columbus (continued)	Principal City and State	Type
•Tri-Village News	Grandview Heights, OH	Weekly
•Upper Arlington News	Arlington, OH	Weekly
•Westerville News & Public Opinion	Westerville, OH	Weekly
•Westland News	Westland, OH	Weekly
•Whitehall News	Whitehall, OH	Weekly
•Worthington News	Worthington, OH	Weekly
•Columbus Monthly Magazine	Columbus, OH	Niche
www.columbusmonthly.com
•The Other Paper	Columbus, OH	Niche
www.theotherpaper.com
•C.E.O. Magazine	Columbus, OH	Niche
www.columbusceo.com
•Columbus Bride	Columbus, OH	Niche
www.columbusbride.com

Item 1A.    Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this report. The risks described below may not be the only risks we face. Additional risks that we do not presently know or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

RISK FACTORS

We depend to a great extent on the economies and the demographics of the local communities that we serve and are also susceptible to general economic downturns, which could have a material and adverse impact on our advertising and circulation revenues and on our profitability.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments.

Operating revenue declines

Advertising revenue in certain categories, or all categories, may decrease in the future. For example, print automotive classified advertising revenue declined in 2007 and 2006, primarily related to industry-wide issues affecting certain domestic auto manufacturers. Such decreases may not be offset by growth in advertising in other categories, such as online revenue, which has been rising significantly for the last several years. There can also be no assurance such online growth will continue.

In 2007, print real estate classified advertising also suffered declines due to cyclical issues affecting the residential real estate market nationally. Such reductions may negatively impact future amounts of advertising revenue generated by the Company and are currently impacting certain retail advertising customers, such as furniture, electronics and home improvement retailers.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes.

We have a significant amount of indebtedness. At December 30, 2007, we had indebtedness outstanding of $107.7 million under the Credit Facility and $32.3 million under the Subordinated Credit Facility. Our pro forma and actual interest expense for the year ended December 30, 2007 was $13.6 million and $7.3 million, respectively. At December 30, 2007, the borrowings under the Credit Facility were subject to floating interest rates ranging from 8.25% to 8.50%. Our Subordinated Credit Facility has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 15.0% (with a cash payment discount option). In the case of a default, the interest rate shall not be limited to 15.0%, and the applicable interest rate shall be 2.0% above the otherwise then applicable interest rate until such default is cured. The current interest rate on the Subordinated Credit Facility is 15.0%. Interest on the borrowings under our Subordinated Credit Facility is due on maturity at January 2, 2014.

On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30.0 million and one in the notional amount of $25.0 million, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, the Company pays an amount to the swap counterparty representing interest on a notional amount at a rate of 3.91% and receives an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR.

Our total indebtedness under the Credit Facility and Subordinated Credit Facility was $107.7 million and $32.3 million, respectively, as of December 30, 2007. As of that date, we had $17.3 million of additional committed capacity under the Revolving Credit Facility, of which $6.4 million could be borrowed based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings could be greater than $6.4 million, based on the additional EBITDA acquired, up to the $17.3 million maximum additional availability under the Revolving Credit Facility.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including capital expenditures, acquisitions, working capital and general corporate purposes;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, limiting our ability to maintain the value of our assets and operations; and

•	there would be a material and adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

In addition, our Credit Facility and Subordinated Credit Facility contain, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our Credit Facility, Subordinated Credit Facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our Credit Facility, Subordinated Credit Facility or our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our Credit Facility, Subordinated Credit Facility or other indebtedness, if any, our assets may not be sufficient to repay in full such indebtedness.

Goodwill and other intangible assets

We have significant amounts of goodwill and identified intangible assets which may not be realizable in future periods. See Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies’’, included herein, for additional information on the risks associated with such assets.

We may not retain a sufficient amount of cash or generate sufficient funds from operations to consummate acquisitions, fund our operations or repay our indebtedness at maturity or otherwise.

Our principal sources of funds have historically been, and we expect will continue to be, cash provided by operating activities and borrowings under our Revolving Credit Facility. Our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third-party financing. There can be no assurance that such financing will be available to us at all, or at an acceptable cost.

Our ability to make payments on our indebtedness as required will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of daily and weekly newspapers and niche publications. We evaluate potential acquisitions on an ongoing basis and from time-to-time are actively pursuing acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities;

•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	acquiring businesses with which we are not familiar;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel, readers and customers of the acquired businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our Senior Credit Facility and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 30-day inventory of newsprint, although participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and dropping to a low of almost $410 per metric ton in 2002. During 2007, newsprint prices were generally decreasing through the third quarter. Since then, we have seen increases on a monthly basis and anticipate further increases in 2008. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations. See ‘‘Business — Newsprint’’ in Item 1 of this report.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

Our business is concentrated in newspapers and other print publications located primarily in Top 50 markets in the United States. Our revenues primarily consist of advertising, circulation and commercial printing revenue. Competition for advertising revenues comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and distribution levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increasing costs competing for advertising expenditures and circulation. We may also experience a decline of print advertising and circulation revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline. See ‘‘Business — Competition’’ in Item 1 of this report.

Newer forms of media communications, such as the Internet, are increasingly competing with newspapers and magazines for advertising revenue and are drawing such revenue away from such traditional media.

Many newspapers, particularly those serving large national or metropolitan readerships, have been adversely affected by loss of advertising revenue and paid circulation subscriptions to other media forms, particularly Internet-based publications. There can be no assurance that this trend will not continue or that community newspapers and, more particularly, the ACN newspapers will not be adversely affected by it.

Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

Our business is subject to seasonal fluctuations that we expect to be reflected in our operating results in future periods. The first fiscal quarter of the year tends to be the weakest quarter because advertising volume is at its lowest levels following the holiday season. Correspondingly, our second and third fiscal quarters are, historically, our strongest quarters, because they include heavy seasonal and certain holiday advertising, including Easter, Mother’s Day, Graduation, back to school and other special events. We expect that this seasonality will continue to affect our advertising revenue in future periods. Other factors that will affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We could be adversely affected by declining circulation.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% since 1996 and 1.2% during the period from 2001 to 2006. Circulation represented 4% of our total pro forma and actual revenue in 2007. Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. There can be no assurance that our circulation will not decline in the future which would negatively affect our circulation revenue. In addition, declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers who could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have a history of losses and may not be able to achieve or maintain profitable operations in the future.

We experienced a loss from operations of approximately $10.7 million on a pro forma basis in 2007 and $4.9 million on an actual basis in 2007. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow our business.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Our operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management’s attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we are dependent upon the management and leadership of Eugene M. Carr, our chief executive officer, and Daniel J. Wilson, our chief financial officer. The loss of either of them or other key personnel could affect our ability to run our business effectively.

Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. Other than a $4.5 million policy on the life of Mr. Carr, we do not have key man insurance for any of our management or other key personnel. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

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

A shortage of skilled or experienced employees in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations.

Risks Related to Our Organization and Structure

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future, due to our ability to meet their listing requirements which include many items which we do not control such as market capitalization, share price and the number of public shareholders. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

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

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions and the interests of our principal stockholders may conflict with interests of our other stockholders.

As of December 30, 2007, 11 individuals and institutions beneficially owned approximately 75% of our outstanding common stock. As a result, these holders can control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of these holders may not always coincide with our interests or the interest of our other stockholders. For example, these holders could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

We are a holding company and our access to the cash flow of our subsidiaries is subject to restrictions imposed by our indebtedness.

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, American Community Newspapers LLC (‘‘Operating

Company’’), through which we indirectly own equity interests in another operating subsidiary, Amendment I, Inc. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Operating Company and its subsidiary are parties to our Credit Facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payment of dividends to us will be subject to the satisfaction of certain financial conditions set forth in our Credit Facility. The ability of Operating Company and its subsidiary to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

The requirements of being a public company may strain our resources, including personnel, and cause us to incur additional expenses.

Our securities are listed on the American Stock Exchange. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. This resource allocation may divert management’s attention from other business concerns. Our costs have increased as a result of having to comply with the Exchange Act, and the American Stock Exchange listing requirements.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 30, 2007, we operated three print facilities, one serving the Minneapolis − St. Paul newspaper group, one serving the Dallas newspaper group and one serving the Columbus newspaper group. The print facilities produce all of the newsprint based publications for each of these markets and are located within the Minneapolis − St. Paul, Dallas and Columbus metropolitan markets. We lease each of these facilities, which range in size from 20,000 to 82,000 square feet and have remaining lease terms ranging from approximately one to five years, with options to renew for additional periods of five to ten years. In addition, we own and lease 24 office facilities that range in size from approximately 300 to 14,000 square feet. Our executive offices are located in Addison, Texas, where it utilizes approximately 2,000 square feet of an approximately 5,000 square feet lease which terminates in 2012. The balance of the space in the executive offices is used by our Dallas newspaper operation.

Item 3.    Legal Proceedings

We become involved from time to time in claims and lawsuits incidental to the ordinary course of our business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, we are involved from time to time in governmental and administrative proceeds concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect upon our consolidated results of operations or financial condition.

While we are unable to predict the ultimate outcome of any currently outstanding legal actions, we believe that the disposition of these matters will not have a material adverse effect upon our consolidated results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are traded on the American Stock Exchange under the symbols ANE.U, ANE and ANE.WS, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 1, 2005 and since the common stock and warrants commenced public trading on August 2, 2005, which ranges are based on the over-the-counter market quotations. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year Ended December 30, 2007:
Fourth Quarter	$4.83	$3.50	$4.32	$2.15	$0.35	$0.05
Third Quarter	$6.30	$4.65	$5.35	$4.05	$0.46	$0.31
Second Quarter	$6.55	$6.10	$5.64	$5.25	$0.51	$0.34
First Quarter	$6.28	$6.00	$5.53	$5.42	$0.40	$0.29
Year Ended December 31, 2006:
Fourth Quarter	$6.00	$5.85	$5.45	$5.30	$0.40	$0.22
Third Quarter	$6.25	$5.80	$5.40	$5.15	$0.47	$0.31
Second Quarter	$7.00	$6.25	$5.56	$5.20	$0.71	$0.44
First Quarter	$6.80	$6.00	$5.60	$5.18	$0.70	$0.43
Year Ended December 31, 2005:
Fourth Quarter	$6.35	$5.70	$5.30	$5.11	$0.59	$0.36
Third Quarter	$6.25	$5.90	$5.25	$5.00	$0.56	$0.40

The closing sale price for our units, common stock and warrants, as reported on the American Stock Exchange on March 26, 2008 was $1.13 per unit, $0.95 per share and $0.01 per warrant, respectively. As of that date, there was one holder of record of the Company’s units, 21 holders of record of the Company’s common stock and one holder of record of the Company’s warrants. We believe that the beneficial holders of the units, common stock and warrants to be in excess of 400 persons each.

Use of Proceeds from Initial Public Offering

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

We paid a total of $6,516,000 in underwriting discounts and commissions, and approximately $593,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund and the remaining proceeds ($1,927,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations, continuing general and administrative expenses and taxes. The net proceeds deposited into the trust fund were utilized on July 2, 2007, as outlined below, for the MOTV Acquisition.

On July 2, 2007, we consummated the MOTV Acquisition, for an aggregate cash purchase price, including transaction fees and expenses, of $208,832,822. The purchase price was subject to certain post-closing adjustments for working capital. This adjustment amounted to $427,287, and is included in the aforementioned price. In addition, we incurred $4,073,374 of debt issuance costs, which are being amortized over the life of the respective Credit Facility and Subordinated Credit Facility. Proceeds of approximately $78.9 million from our initial public offering, including accrued interest, combined with proceeds under the Credit Facility and Subordinated Credit facility were used to fund the MOTV Acquisition.

Dividends

We have not paid any dividends on our common stock to date. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future will be within the discretion of our then board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. In addition, our Credit Facility and Subordinated Credit Facility both impose restrictions on our ability to make dividend payments. We expect future borrowings by the Parent and Operating Company to contain restrictions or prohibitions on the payment of dividends.

Unregistered Sales of Equity Securities

On July 2, 2007, the Company and certain investors entered into an investment and funding agreement. Under the investment and funding agreement, such investors jointly and severally agreed to purchase upon one or more requests of the Company during the 30-day period beginning on July 2, 2007 up to an aggregate of 45,000 shares of the Company’s Series A Preferred Stock at a purchase price of $100 per share for aggregate gross proceeds of up to $4,500,000, with no discounts or commissions being charged. On July 9, 2007, the Company made a funding request with respect to 42,193 shares of Series A Preferred Stock for aggregate gross proceeds of $4,219,300. All proceeds generated from the purchase and sale of the preferred shares were used solely to fund the purchase of common shares which were converted into cash in accordance with the procedures set forth in the Company’s proxy statement relating to the MOTV Acquisition.

Each Preferred Share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at the rate that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Credit Facility; provided, however, that the Dividend Rate shall not be lower than 15.75% or higher than 16.5%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Credit Facility. Commencing September 1, 2007, dividends are payable in arrears.

Subject to the Company’s obligations with respect to the Credit Facility and Subordinated Credit Facility, the Series A Preferred Stock may be redeemed at any time, at the Company’s discretion, prior to January 2, 2015. The Company will be required to redeem the Preferred Shares on the six-month anniversary of the maturity date of the Subordinated Credit Facility, if not previously redeemed by the Company, subject to suspension in the event of monetary default under the Credit Facility or Subordinated Credit Facility. Additionally, the Company will be required to redeem the Series A Preferred Stock prior to that time, if there is a change of control of the Company or an asset sale by the Company and all of the Credit Facility and Subordinated Credit Facility has been repaid prior to the date of, or is being repaid in connection with such change of control or subject asset sale.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements and pro forma results of operations appearing in this Annual Report on Form 10-K. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in ‘‘Risk Factors’’, elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See ‘‘Cautionary Statement Regarding Forward-Looking Information’’ at the beginning of this report.

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

Pro Forma

We have presented our operating results on a pro forma basis for the years ended December 30, 2007 and December 31, 2006, in addition to presenting the information on a historical basis. This pro forma presentation for these years assumes that the MOTV Acquisition and the acquisitions effected by MOTV during 2006 and 2007 and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the MOTV Acquisition and the acquisitions effected by MOTV during 2006 and 2007 and the 2007 Financings occurred at the beginning of the pro forma period. However, on an actual basis, almost all significant fluctuations between the years ended December 30, 2007 and December 31, 2006 occurred as a result of the MOTV Acquisition. This pro forma presentation is for comparison purposes as the Company had no significant operations in the corresponding year ended December 31, 2006.

Critical Accounting Policy Disclosure

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies are described in Note 2 of our consolidated financial statements for the year ended December 30, 2007, as included in this Annual Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in Note 2 of our consolidated financial statements for the year ended December 30, 2007. Additional information follows with regard to certain of the most critical of our accounting policies.

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other non-amortized intangible assets, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.

We analyze goodwill and other non-amortized intangible assets for impairment on an annual basis or more frequently if impairment indicators are present. See Note 7 of the notes to consolidated financial statements, included herein, for a more detailed explanation of our intangible assets.

We also periodically evaluate our determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We file income tax returns with the Internal Revenue Service (‘‘IRS’’) and various state tax jurisdictions. From time to time, we may be subject to routine audits by those agencies, and those audits may result in proposed adjustments. Our management believes its positions taken regarding its filings are valid, highly certain and not subject to material alternative interpretation, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the consolidated statement of income in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related online site. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for publications or advance payments for advertising.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting this statement.

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

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations (‘‘SFAS 141R’’). SFAS 141R established principles and requirements for how an entity which obtains control of one or more businesses (i) recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination and (iii) determines what information to disclose regarding business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company has not completed its evaluation on the effect of SFAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements (‘‘SFAS 160’’), an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation on the effect of SFAS 160 on its Consolidated Financial Statements.

Results of Operations

The following table summarizes our historical and pro forma results of operations for the years ended December 30, 2007 and December 31, 2006.

	Historical		Pro Forma (Unaudited)
	Year Ended		Year Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Revenues:
Advertising	$33,338,696	$—	$68,489,135	$71,007,722
Circulation	1,407,765	—	3,105,708	2,949,920
Commercial printing and other	1,422,815	—	2,708,318	2,799,981
Total revenues	36,169,276	—	74,303,161	76,757,623
Operating costs and expenses:
Operating	15,972,302	—	33,037,390	34,850,658
Selling, general and administrative	12,597,114	563,483	25,243,507	26,303,307
Depreciation and amortization	6,383,860	—	13,067,718	12,831,284
	34,953,276	563,483	71,348,615	73,985,249
Operating income (loss)	1,216,000	(563,483)	2,954,546	2,772,374
Interest expense	(7,325,288)	—	(13,649,263)	(14,307,957)
Interest income	1,211,138	1,997,081	—	—
(Loss) income from operations before income taxes	(4,898,150)	1,433,598	(10,694,717)	(11,535,583)
Income tax benefit (expense)	310,111	(388,000)	544,392	587,194
Net (loss) income	$(4,588,039)	$1,045,598	$(10,150,325)	$(10,948,389)
(Loss) earnings per share:
Basic and diluted:	$(0.29)	$0.06	$(0.69)	$(0.75)
Weighted average shares outstanding	15,702,778	16,800,000	14,623,445	14,623,445

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006 (Pro Forma)

The discussion of our results of operations that follows is based upon our pro forma results of operations for (i) the fifty-two (52) week period ended December 30, 2007, and (ii) the fifty-two (52) week period ended December 31, 2006. These fifty-two (52) week periods are referred to as the ‘‘year.’’

Pro Forma Advertising Revenue.    Pro forma advertising revenue for the year ended December 30, 2007 decreased by $2.5 million, or 3.5%, over the preceding fiscal year. The decrease was primarily due to a revenue decrease from our Minnesota operations associated with a decline in advertising resulting from lower real estate sales and a related downturn in economic activity in the Minneapolis – St. Paul market. Pro forma national retail revenue decreased $0.5 million, or 12.9%, in 2007. This decrease is partially a result of a decline in national retail advertising due to a discontinuation of one-time advertising programs in a number of segments (such as home improvement and furnishings, telecommunications and computer sectors) in our Minneapolis – St. Paul and Dallas regions. Pro forma local retail display revenue decreased $1.2 million, or 3.7%, in 2007 and pro forma local classified revenue decreased $1.4 million, or 5.2%, in 2007. Pro forma internet revenue increased $0.6 million, or 61.3%, in 2007. This increase was the result of new internet advertising products launched across all of our web sites, as well as increased visitors and page views from the prior year period.

Pro Forma Circulation Revenue.    Pro forma circulation revenue for the year ended December 30, 2007 increased by $156,000, or 5.3%, over the preceding fiscal year. The increase was primarily due to an increase of $267,000 from our Columbus operations, offset by a circulation revenue decrease in our other operations of $111,000. We are reaching an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation represents a small percentage of our pro forma revenue, 4.2% during 2007, due to our focus on controlled distribution products.

Pro Forma Commercial Printing and Other Revenue.    Pro forma commercial printing and other revenue for the year ended December 30, 2007 decreased by $0.1 million, or 2.7%, over the preceding fiscal year. The decrease was primarily due to the loss of commercial printing jobs in our Columbus and Minneapolis − St. Paul operations, offset by increases in our Dallas operation.

Pro Forma Operating Costs.    Pro forma operating costs for the year ended December 30, 2007 decreased by $1.8 million, or 5.2%, over the preceding fiscal year. Pro forma newsprint expense decreased $0.7 million due to decreases in the price per short ton of newsprint from $606 in 2006 to $538 in 2007. Other pro forma operating costs, which principally consist of labor, were down $1.1 million in 2007, due to decreased headcount levels. Pro forma salaries and employee benefits relating to pro forma operating costs were 15.8% of our total pro forma revenues for 2007, as compared to 16.2% of our total pro forma revenues for 2006.

Pro Forma Selling, General and Administrative Expenses.    Pro forma selling, general and administrative expenses for the year ended December 30, 2007 decreased by $1.1 million, or 4.0%, over the preceding fiscal year. This decrease was the result of declines in pro forma local display and pro forma classified advertising sales expense in the amount of $0.6 million primarily related to the revenue decrease from the prior period. Other decreases were across multiple general and administrative expense categories due to cost containment initiatives put in place by management during 2007. Pro forma salaries and employee benefits relating to pro forma selling, general and administrative expenses were 15.9% of our total pro forma revenues for 2007, as compared to 16.5% of our total pro forma revenues for 2006.

Pro Forma Depreciation and Amortization.    Pro forma depreciation and amortization expense for the year ended December 30, 2007 increased $236,000, or 1.8%, over the preceding fiscal year.

Pro Forma Interest Expense.    Pro forma interest expense for the year ended December 30, 2007 decreased by $0.7 million, or 4.6%, over the preceding fiscal year. This decrease was due to decreases in debt levels.

Pro Forma Loss from Operations Before Income Taxes.    Pro forma loss from operations before income taxes for the year ended December 30, 2007 decreased $0.8 million, or 7.3%, over the preceding fiscal year. The decrease was due to the factors noted above.

Pro Forma Income Tax Benefit.    Pro forma income tax benefit for the year ended December 30, 2007 decreased by $43,000, or 7.3%, over the preceding fiscal year. This decrease was due to the decrease in pro forma loss from operations before income taxes.

Pro Forma Net Loss.    Pro forma net loss for the year ended December 30, 2007 decreased $0.8 million, or 7.3%, over the preceding fiscal year. The decrease was due to the factors noted above.

Pro Forma Loss Per Share.    Pro forma net loss per share for the year ended December 30, 2007 decreased $0.06, or 8.0%, over the preceding fiscal year. The decrease was due to the factors noted above.

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006 (Historical)

The discussion of our results of operations that follows is based upon our historical results of operations for (i) the fifty-two (52) week period ended December 30, 2007, and (ii) the fifty-two (52) week period ended December 31, 2006. These fifty-two (52) week periods are referred to as the ‘‘year.’’ The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Advertising Revenue.    Advertising revenue for the year ended December 30, 2007 increased by $33.3 million over the preceding fiscal year. The increase was due to the MOTV Acquisition.

Circulation Revenue.    Circulation revenue for the year ended December 30, 2007 increased by $1.4 million over the preceding fiscal year. The increase was due to the MOTV Acquisition. Circulation represents a small percentage of our revenue, 4.2% during 2007, due to our focus on controlled distribution products.

Commercial Printing and Other Revenue.    Commercial printing and other revenue for the year ended December 30, 2007 increased by $1.4 million over the preceding fiscal year. The increase was due to the MOTV Acquisition.

Operating Costs.    Operating costs for the year ended December 30, 2007 increased by $16.0 million over the preceding fiscal year. The increase was due to the MOTV Acquisition.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 30, 2007 increased by $12.0 million over the preceding fiscal year. The increase was due to principally as a result of the MOTV Acquisition.

Depreciation and Amortization.    Depreciation and amortization expense for the year ended December 30, 2007 increased $6.4 million over the preceding fiscal year. The increase was due to the MOTV Acquisition.

Interest Expense.    Interest expense for the year ended December 30, 2007 increased by $7.3 million over the preceding fiscal year. The increase was due to the MOTV Acquisition and 2007 Financings.

Interest Income.    Interest income for the year ended December 30, 2007 decreased by $0.8 million, or 39.4%, over the preceding fiscal year. The increase was due to the utilization of the trust fund to partially fund the MOTV Acquisition on July 2, 2007.

(Loss) Income from Operations Before Income Taxes.    Income from operations before income taxes for the year ended December 30, 2007 decreased $6.3 million over the preceding fiscal year, from $1.4 million of income from operations before income taxes in 2006 to a $4.9 million loss from operations before income taxes in 2007. This decrease was due to the factors noted above.

Income Tax Benefit.    Income tax benefit for the year ended December 30, 2007 increased by $0.7 million over the preceding fiscal year. This increase was due to the MOTV Acquisition.

Net (Loss) Income.    Net loss for the year ended December 30, 2007 increased $5.6 million over the preceding fiscal year. The decrease was due to the factors noted above.

(Loss) Earnings Per Share.    Earnings per share for the year ended December 30, 2007 decreased $0.35 per share over the preceding fiscal year, from earnings per share of $0.06 in 2006 to a loss per share of $(0.29) in 2007. This decrease was due to the factors noted above.

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

As of March 26, 2008 and December 30, 2007, we had $18.0 million and $17.3 million, respectively, of additional committed capacity under the Revolving Credit Facility, of which $6.4 million could be borrowed on both dates based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings on both dates could be greater than $6.4 million, based on the additional EBITDA acquired, up to the $18.0 million and $17.3 million maximum additional availability at March 17, 2008 and December 30, 2007, respectively, under the Revolving Credit Facility.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended
	December 30, 2007	December 31, 2006
Cash provided by (used in) operating activities	$6,801,927	$(456,294)
Cash used in investing activities	$(131,968,843)	$(43,750)
Cash provided by financing activities	$125,494,750	$—

The discussion of our cash flows that follows is based on our historical cash flows for the years ended December 30, 2007 and December 31, 2006. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Cash Flows from Operating Activities.    Net cash provided by operating activities for the year ended December 30, 2007 was $6.8 million, an increase of $7.3 million when compared to the $0.5 million of cash used in operating activities for the year ended December 31, 2006. This $7.3 million increase was the result of an increase in cash provided by (i) working capital of $1.1 million, excluding the Trust Fund, (ii) Trust Fund use of funds of $2.4 million in 2006 and (iii) an increase in non-cash charges of $9.4 million, partially offset by a decrease in net income of $5.6 million.

The $1.1 million increase in cash provided by working capital, excluding the Trust Fund, for the year ended December 30, 2007 when compared to the year ended December 31, 2006 is primarily attributable to increases in accrued interest due to higher levels of debt and decreases in accounts receivable, inventory and other current assets, partially offset by decreases in accounts payable and accrued expenses since the date of the MOTV Acquisition.

The $9.4 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $6.4 million, all of which related to the MOTV Acquisition consummated on July 2, 2007, $2.6 million of non-cash interest incurred in connection with the financing of the MOTV Acquisition, an increase in non-cash compensation expense of $0.2 million, provision for doubtful accounts of $0.6 million and a deferred tax decrease of $0.4 million.

Cash Flows from Investing Activities.    Net cash used in investing activities for the year ended December 30, 2007 was $132.0 million. During the year ended December 30, 2007, we used $208.8 million, net of cash acquired, for the MOTV Acquisition and $0.2 million for capital expenditures. In addition, a portion of the MOTV Acquisition was financed by the $77.0 million trust fund release.

Cash Flows from Financing Activities.    Net cash provided by financing activities for the year ended December 30, 2007 was $125.5 million. The net cash provided by financing activities resulted from net borrowings of $107.7 million under the Credit Facility, borrowings of $30.0 million under the Subordinated Credit Facility and proceeds of $4.2 million from the issuance of preferred stock, partially offset by the conversion to cash of common stock of $12.3 million in connection with the redemption of the Conversion Shares resulting from the shareholder vote on the MOTV Acquisition and payment of $4.1 million of debt issuance costs in connection with the Credit Facility and Subordinated Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to December 30, 2007. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Accounts Receivable.    Accounts receivable increased $7.0 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, accounts receivable have decreased $1.0 million through increased collections.

Inventory.    Inventory increased $0.6 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, inventories have decreased $0.2 million primarily from an overall decline in newsprint pricing, usage and purchasing.

Property, Plant, and Equipment.    Property, plant, and equipment increased $9.3 million during the period from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, we have incurred $0.2 million in capital expenditures offset by depreciation and amortization of $0.9 million.

Goodwill.    Goodwill increased $90.1 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition.

Intangible Assets.    Intangible assets increased $105.1 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, we have recorded amortization of $5.5 million.

Accounts Payable.    Accounts payable increased $1.1 million from December 31, 2006 to December 30, 2007, most of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, accounts payable have decreased $0.6 million due to the timing of vendor payments.

Accrued Expenses.    Accrued expenses increased $2.2 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, accrued expenses have decreased $0.5 million due principally to the payment of accrued payroll and benefits.

Accrued Interest.    Accrued interest increased $2.0 million from December 31, 2006 to December 30, 2007 primarily attributable to borrowings under the Credit Facility associated with the MOTV Acquisition.

Deferred Revenue.    Deferred revenue increased $1.3 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition.

Long-Term Debt.    Long-term debt increased $140.2 million from December 31, 2006 to December 30, 2007 from net borrowings of $107.5 million under the Credit Facility, $30.0 million under the Subordinated Credit Facility and accretion of non-cash interest on the Subordinated Credit Facility. The proceeds of the Senior Credit facility and Subordinated Credit Facility were used to partially fund the MOTV Acquisition.

Deferred Income Taxes.    Deferred income taxes increased $1.8 million from December 31, 2006 to December 30, 2007, all of which was associated with the MOTV Acquisition. Since the MOTV Acquisition, deferred income taxes have decreased $0.4 million due to the realization of deferred tax benefits.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard 133 (‘‘SFAS 133’’) and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity. See Footnote 3 to the consolidated financial statements for more information.

Indebtedness

The Company’s Credit Facility with a group of lenders provides for a revolving credit facility (the ‘‘Revolving Credit Facility’’) and a term loan facility (the ‘‘Term Loan Facility’’). Proceeds from the Term Loan Facility of $105.0 million and proceeds from the Revolving Credit Facility of

$6.5 million were used to fund the MOTV Acquisition. Substantially all of the Company’s assets and investment in its subsidiaries are pledged as collateral for loans under the Credit Facility. The Operating Company is the borrower under the Credit Facility.

The Credit Facility contains certain restrictive covenants which require the Company to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’), consolidated interest coverage and consolidated fixed charge coverage, as defined. In addition, the Credit Facility contains various covenants which, among other things, limit capital expenditures and limit the Company’s ability to incur additional indebtedness, pay distributions and other items. The Company is in compliance with the terms of the Credit Facility at December 30, 2007.

Borrowings under the Revolving Credit Facility are limited to $20.0 million, through the scheduled maturity date of July 2, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The Revolving Credit Facility currently bears interest at either the higher of the prime rate or the Federal funds rate plus 0.50% plus an additional interest rate margin of 1.75% or the London Interbank Offered (‘‘LIBOR’’) rate plus 3.00%. The interest rate on the Revolving Credit Facility was 8.25% at December 30, 2007. The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility. The additional interest rate margin on the Revolving Credit Facility is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As of December 30, 2007, we had $17.3 million of additional committed capacity under the Revolving Credit Facility, of which $6.4 million could be borrowed based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings could be greater than $6.4 million, based on the additional EBITDA acquired, up to the $17.3 million maximum additional availability under the Revolving Credit Facility.

The Term A Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 1.75%, or the LIBOR rate plus 3.00%. The interest rate on the individual Term A Loans was 8.25% at December 30, 2007. The Term A Loans are due in quarterly installments from September 30, 2008 through June 30, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term A Loans is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA.

The Term B Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 2.00%, or the LIBOR rate plus 3.25%. The interest rate on the individual Term B Loans was 8.50% at December 30, 2007. The Term B Loans are due in quarterly installments from September 30, 2008 through December 31, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term B Loans is not subject to decrease.

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

On July 2, 2007, the Company and certain investors entered into an investment and funding agreement relating to the purchase of up to an aggregate of 45,000 shares of the Company’s Series A Preferred Stock at a purchase price of $100 per share. On July 9, 2007, the Company made a funding request with respect to 42,193 shares of Series A Preferred Stock for aggregate gross proceeds of

$4,219,300. All proceeds generated from the purchase and sale of the preferred shares were used solely to fund the purchase of common shares which were converted into cash in accordance with the procedures set forth in the Company’s proxy statement relating to the MOTV Acquisition.

Each Preferred Share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at the rate that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Credit Facility; provided, however, that the Dividend Rate shall not be lower than 15.75% or higher than 16.5%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Credit Facility. Subject to the Company’s obligations with respect to the Credit Facility and Subordinated Credit Facility, the Series A Preferred Stock may be redeemed at any time, at the Company’s discretion, prior to January 2, 2015. The Company will be required to redeem the Preferred Shares on the six-month anniversary of the maturity date of the Subordinated Credit Facility, if not previously redeemed by the Company, and upon other events as outlined in the agreement.

On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30.0 million and one in the notional amount of $25.0 million, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, the Company pays an amount to the swap counterparty representing interest on a notional amount at a rate of 3.91% and receives an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR.

Summary Disclosure About Contractual Obligations and Commercial Commitments

Not applicable

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this Form 10-K, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA and pro forma Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

Income tax expense (benefit)

Income (loss) from discontinued operations

Normal state (non income) taxes

Depreciation and amortization

Net interest expense

Other non operating items; and

Non-cash stock-based compensation expense

We define pro forma Adjusted EBITDA as follows:

Net income (loss) before

Income tax expense (benefit)

Income (loss) from discontinued operations

Normal state (non income) taxes

Depreciation and amortization

Net interest expense

Other non operating items; and

Non-cash stock-based compensation expense

Plus/Minus:

Adjustment for acquisitions (dispositions) so that such pro forma EBITDA calculation has been presented as if any acquisitions (dispositions) that occurred in any reporting period were made as of the first day of the fiscal year presented.

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

An investor or potential investor may find these items important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA and pro forma Adjusted EBITDA are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA or pro forma Adjusted EBITDA as substitutes for any such GAAP financial measure. We strongly encourage you to review the reconciliation of net income (loss) to Adjusted EBITDA and reconciliation of net income (loss) to pro forma Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Form 10-K. We also strongly encourage you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and pro forma Adjusted EBITDA are not measures of financial performance under GAAP and are susceptible to varying calculations, the Adjusted EBITDA and pro forma Adjusted EBITDA measures, as presented in this Form 10-K, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Twelve Months Ended
	December 30, 2007	December 31, 2006
Net (loss) income	$(4,588,039)	$1,045,598
Income tax (benefit) expense	(310,110)	388,000
Non-cash stock based compensation expense	248,531	—
Interest income	(1,211,138)	(1,997,081)
Interest expense	7,325,288	—
Depreciation and amortization	6,383,860
Other non-operating items prior to the MOTV Acquisition	258,859	503,260
Adjusted EBITDA	$8,107,251	$(60,223)

The table below shows the reconciliation of net (loss) income to pro forma Adjusted EBITDA for the periods presented:

	Twelve Months Ended
	December 30, 2007	December 31, 2006
Net (loss) income	$(4,588,039)	$1,045,598
Income tax (benefit) expense	(310,110)	388,000
Non-cash stock based compensation expense	248,531	—
Interest income	(1,211,138)	(1,997,081)
Interest expense	7,325,288	—
Depreciation and amortization	6,383,860
Other non-operating items prior to the MOTV Acquisition	258,859	503,260
Adjustment for full year impact of MOTV Acquisition operations	8,831,100	17,008,416
Pro Forma Adjusted EBITDA	$16,938,351	$16,948,193

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income before income taxes on an annualized basis by approximately $0.5 million, based on pro forma floating rate debt of $107.7 million outstanding at December 30, 2007, after consideration of the interest rate swaps of $55.0 million described below.

On November 30, 2007, we executed two interest rate swaps, one in the notional amount of $30.0 million and one in the notional amount of $25.0 million, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 3.91% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR.

At December 30, 2007, after consideration of the interest rate swaps described above, $52.7 million of the remaining principal amount of our debt is subject to floating interest rates.

Our Subordinated Credit Facility has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 15.0% (with a cash payment discount option). In the case of a default, the interest rate shall not be limited to 15.0%, and the applicable interest rate shall be 2.0% above the otherwise then applicable interest rate until such default is cured. The current interest rate on the Subordinated Credit Facility is 15.0%.

Each Series A Preferred Stock holder is entitled to receive cumulative dividends payable at an interest rate that is 1.50% above the then highest applicable interest rate of the Subordinated Credit Facility (with a cash payment discount option); provided, however, that the interest rate shall not be lower than 15.75% or higher than 16.50%, except upon a default thereunder or if a default rate becomes applicable to the Subordinated Credit Facility. In the case of a default, the interest rate shall not be limited to 16.50%, and the applicable interest rate shall be 2.0% above the otherwise then applicable interest rate until such default is cured. The current interest rate on the Series A Preferred Stock is 16.50%.

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our pro forma and actual loss from operations before income taxes of approximately $98,000 and $49,000, respectively, based on pro forma and actual newsprint usage for the year ended December 30, 2007, of approximately 9,800 and 4,800 metric tons, respectively.

Item 8.    Financial Statements and Supplementary Data

Information with respect to this Item is included following Item 15 in this report herein under the caption ‘‘Consolidated Financial Statements’’, and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

The management of American Community Newspapers Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Prior to July 2007, the Company was a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. In July 2007, the Company consummated the MOTV Acquisition, whereby it acquired all of its present operating business. Management has excluded this operating business from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. The net revenues attributable to this business represented approximately 100% of the Company’s consolidated net operating revenues for the year ended December 30, 2007, and their aggregate total assets represented approximately 100% of the Company’s consolidated total assets as of December 30, 2007.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, specifically as it relates to the Company’s operations excluding the recent MOTV Acquisition. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 30, 2007, for its operations excluding the recent MOTV Acquisition.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders under the headings ‘‘Election of Directors,’’ ‘‘Corporate Governance’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance,’’ which proxy statement will be filed within 120 days after the year ended December 30, 2007.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Ethics also applies to all of our other employees and, as set forth therein, to our directors. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 30, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 30, 2007

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,260,500	$4.82	389,500
Equity compensation plans not approved by security holders	—	—	—
Totals	1,260,500	$4.82	389,500

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 30, 2007.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 30, 2007.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents filed as part of this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 30, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 30, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to the Consolidated Financial Statements.

Exhibits

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008.

American Community Newspapers Inc. (Registrant)

/s/ Eugene M. Carr
Eugene M. Carr
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel J. Wilson
Daniel J. Wilson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Richard D. Hendrickson
Richard D. Hendrickson
Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities and on the 28th day of March 2008.

Signature	Title

/s/ Richard D. Goldstein	Director

Richard D. Goldstein

/s/ Bruce M. Greenwald	Director

Bruce M. Greenwald

/s/ Dennis H. Leibowitz	Director

Dennis H. Leibowitz

/s/ Peter R. Haje	Director

Peter R. Haje

/s/ Robert H. Bloom	Director

Robert H. Bloom

/s/ John A. Erickson	Director

John A. Erickson

Exhibit Index

The following Exhibits are filed as a part of this Report:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

For purposes of the incorporation by reference of documents as Exhibits, all references to Forms S-1, S-1/A, 10-Q and 8-K of American Community Newspapers Inc. refer to Forms S-1, S-1/A, 10-Q and 8-K filed with the Commission under Commission file number 001-32549.

*	Asterisks identify management contracts and compensatory plans or arrangements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Community Newspapers Inc.:

We have audited the accompanying consolidated balance sheet of American Community Newspapers Inc. and subsidiary (collectively the ‘‘Company’’) as of December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Newspapers Inc. and subsidiary as of December 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP Dallas, Texas March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Courtside Acquisition Corp. (now known as American Community Newspapers Inc.):

We have audited the accompanying balance sheet of Courtside Acquisition Corp. (now known as American Community Newspapers Inc., a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtside Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP New York, New York February 28, 2007

American Community Newspapers Inc.

Consolidated Balance Sheets

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,520,538	$1,192,704
Cash equivalents held in Trust Fund	—	77,036,463
Accounts receivable, net of allowance for doubtful accounts of $88,124 at December 30, 2007	7,009,967	—
Inventories	618,590	—
Other current assets	754,372	37,566
Total current assets	9,903,467	78,266,733
Property, plant, and equipment, net of accumulated depreciation of $896,899 at December 30, 2007	9,323,535	—
Goodwill	90,110,445	—
Intangible assets, net of accumulated amortization of $5,486,961 at December 30, 2007	105,111,413	—
Other assets	100,000	87,500
Total assets	$214,548,860	$78,354,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,401,049	$278,348
Accrued expenses	2,231,950	—
Accrued interest	2,017,489	—
Deferred revenue	1,314,388	—
Current portion of long-term liabilities	2,100,000	—
Taxes payable	—	248,828
Deferred dividends	—	654,165
Total current liabilities	9,064,876	1,181,341
Long-term liabilities:
Long-term debt	137,866,250	—
Deferred income taxes	1,862,418	—
Redeemable preferred stock, $.0001 par value, Authorized 1,000,000 shares; 42,193 issued and outstanding shares at December 30, 2007	4,556,449	—
Total liabilities	153,349,993	1,181,341
Common stock, subject to conversion 2,758,620 shares at conversion value	—	14,745,424
Commitments and contingencies
Stockholders’ equity
Common stock, $.0001 par value, Authorized 50,000,000 shares Issued and outstanding 14,623,445 and 16,800,000 shares, respectively	1,462	1,680
Additional paid-in capital	64,328,734	60,969,078
Retained (deficit) earnings	(3,131,329)	1,456,710
Total stockholders’ equity	61,198,867	62,427,468
Total liabilities and stockholders’ equity	$214,548,860	$78,354,233

The accompanying notes should be read in conjunction with these consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statements of Operations

	Year Ended
	December 30, 2007	December 31, 2006
Revenues:
Advertising	$33,338,696	$—
Circulation	1,407,765	—
Commercial printing and other	1,422,815	—
Total revenues	36,169,276	—
Operating costs and expenses:
Operating	15,972,302	—
Selling, general and administrative	12,597,114	563,483
Depreciation and amortization	6,383,860	—
	34,953,276	563,483
Operating income (loss)	1,216,000	(563,483)
Interest expense	(7,325,288)	—
Interest income	1,211,138	1,997,081
(Loss) income from operations before income taxes	(4,898,150)	1,433,598
Income tax benefit (expense)	310,111	(388,000)
Net (loss) income	$(4,588,039)	$1,045,598
(Loss) earnings per share:
Basic and diluted	$(0.29)	$0.06
Weighted average shares outstanding	15,702,778	16,800,000

The accompanying notes should be read in conjunction with these consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 31, 2005	16,800,000	$1,680	$60,969,078	$411,112	$61,381,870
Net income for the year ended December 31, 2006	—	—	—	1,045,598	1,045,598
Balance, December 31, 2006	16,800,000	1,680	60,969,078	1,456,710	62,427,468
Reclass of common stock subject to conversion	—	—	3,111,125	—	3,111,125
Common stock conversion	(2,176,555)	(218)	—	—	(218)
Stock based compensation	—	—	248,531	—	248,531
Net loss for the year ended December 30, 2007	—	—	—	(4,588,039)	(4,588,039)
Balance, December 30, 2007	14,623,445	$1,462	$64,328,734	$(3,131,329)	$61,198,867

The accompanying notes should be read in conjunction with the consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(4,588,039)	$1,045,598
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,383,860	—
Provision for doubtful accounts	558,961	—
Non-cash interest expense	2,603,399	—
Stock based compensation	248,531	—
Deferred income taxes	(380,919)	—
Changes in assets and liabilities, net of effect of acquisition:
Cash held in Trust Fund	—	(2,417,843)
Accounts receivable	1,056,454	—
Inventory	191,416	—
Other current assets	184,736	40,567
Accounts payable	(638,929)	221,955
Accrued expenses	(469,331)	—
Accrued interest	2,017,489	—
Deferred revenue	(125,164)	—
Taxes payable	(303,031)	170,103
Deferred dividends	62,494	483,326
Net cash provided by (used in) operating activities	6,801,927	(456,294)
Cash flows from investing activities:
Cash held in Trust Fund	77,036,463	—
Payment of deferred acquisition costs	—	(43,750)
Purchases of property, plant and equipment	(172,484)	—
MOTV Acquisition, net of cash acquired of $274,021	(208,832,822)	—
Net cash used in investing activities	(131,968,843)	(43,750)
Cash flows from financing activities:
Payment of debt issuance costs	(4,073,374)	—
Borrowings under Credit Facility	112,000,000	—
Repayments of Credit Facility	(4,300,000)	—
Borrowings under Subordinated Credit Facility	30,000,000	—
Borrowings from related parties	380,355	—
Repayments to related parties	(380,355)	—
Redemption of converted common stock	(12,351,176)	—
Issuance of preferred stock	4,219,300	—
Net cash provided by financing activities	125,494,750	—
Net increase (decrease) in cash and cash equivalents	327,834	(500,044)
Cash and cash equivalents at beginning of year	1,192,704	1,692,748
Cash and cash equivalents at end of year	$1,520,538	$1,192,704
Supplemental disclosures:
Interest paid	$2,712,958	$—
Income taxes paid	$388,700	$133,287
Non-cash investing and financing activities:
Common stock issued at conversion	$3,110,907	$—
Accrual of acquisition costs	$—	$43,750

The accompanying notes should be read in conjunction with these consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Organization and Business Operations

Courtside Acquisition Corp. (‘‘Courtside’’) was incorporated in Delaware on March 18, 2005, as a blank check company whose objective was to acquire an operating business. During the year ended December 31, 2006, Courtside was a corporation in the development stage. On June 20, 2007, Courtside formed a wholly-owned subsidiary, ACN OPCO LLC (the ‘‘Operating Company’’). On July 2, 2007, in connection with the acquisition of an operating business described in Note 4, Courtside changed its name to American Community Newspapers Inc. (the ‘‘Parent’’), and the Operating Company changed its name from ACN OPCO LLC to American Community Newspapers LLC. The Parent is now a holding company operating its business through its wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc. (collectively, the ‘‘Company’’).

2.    Summary of Significant Accounting Policies

Fiscal Year

The Company currently operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2007 and 2006 encompass 52 week periods. The periods presented are hereinafter referred to as either ‘‘the twelve months’’ or ‘‘year ended’’.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company is primarily engaged in the publishing of daily and weekly newspapers and niche publications in print and online in the United States of America. Its publications are typically distributed through local distribution channels, which consist primarily of contract carriers, single copy outlets, the U.S. Postal Service and through the internet. The Company considers its business to be one operating segment. This operating segment consists of several geographically diverse operating units, which are locally managed, but are aggregated into one segment because each of our units is engaged in the same essential business activity in each local market served. The combined operating units have similar economic characteristics based on similar products, services, customers, production processes and distribution systems. The Company believes this presentation of our financial condition and performance is consistent with the way in which our operations are managed.

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

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Held in Trust

Investments held in trust as of December 31, 2006 were held in cash, not cash equivalents. The Company invested in various short-term tax free money market funds promulgated under the Investment Company Act of 1940. Dividend and interest income earned on such investments were the Company’s sole source of income until the consummation of the MOTV Acquisition (see Note 4).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when advertising is sold and revenue is recognized when the advertising is published. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. Collectibility is reasonably assured through prepayment or the extension of credit based on a payment history with the Company or credit approval process. On an ongoing basis, the Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method using the following estimated useful lives:

Asset Classification	Estimated useful life
Buildings	20 years
Leasehold improvements	Shorter of lease term or estimated useful life
Equipment and vehicles	5 years
Furniture and fixtures	5 years

Intangible Assets

Intangible assets consist of advertiser, subscriber and customer relationships, mastheads and deferred financing costs and are recorded at their estimated fair values as of the date of acquisition. Advertising relationships, subscriber relationships and customer relationships are being amortized using the straight-line method over the weighted average expected lives of 8, 9 and 10 years, respectively. Mastheads are the newspaper titles in each individual market and are the trademarks,

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

trade names and registered assumed and fictitious names, as commonly referred to in other businesses. It has been determined that mastheads, as is generally the case with trademarks, trade names and registered and assumed and fictitious names, have an indefinite useful life and therefore are not amortized. Deferred financing costs are being amortized using the straight-line method which approximates the interest method, over the life of the debt.

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

Goodwill

Under the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’), the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS No. 142, Goodwill and Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company will conduct its annual review at the end of the second fiscal quarter. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Impairment losses, if any, will be reflected in operating income or loss in the statement of operations for the period in which such loss is recognized. No impairment losses have been recognized to date.

Common Stock Subject to Conversion

With respect to the MOTV Acquisition, which was approved and consummated, any public stockholder who voted against the business combination could demand that the Company redeem his or her shares. The per share redemption price equaled the amount in the trust fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders could seek redemption of their shares in the event of a business combination. Such public stockholders were entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders. Accordingly, the Company had set up a liability on the balance sheet for the possible redemption of 2,758,620 shares of common stock in the amount of $14.7 million as of December 31, 2006. Public stockholders representing 2,179,055 shares of common stock voted against the MOTV Acquisition. On July 9, 2007, 2,176,555 common shares were purchased from holders of the Conversion Shares for an aggregate price of $12,351,176, and such

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

common shares are no longer outstanding. Upon completion of the MOTV Acquisition and in connection with the purchase of the Conversion Shares, additional paid-in capital was increased by $3,111,125 to reflect the 582,065 common shares no longer subject to conversion as the conversion right no longer existed.

Share Based Compensation

The Company has one stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 123R, Share-Based Payment.

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

Income Taxes

American Community Newspapers Inc. and its subsidiary file a consolidated tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity are based on the Company’s best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (‘‘EITF’’) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities will be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized will be adjusted. The effect of those adjustments will be applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments will be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount will be recognized in earnings.

The Company has no uncertain tax positions at December 30, 2007 and all years remain open to examination.

Fair Value of Financial Instruments

The Company has reviewed its cash equivalents, accounts receivable, accounts payable, and accrued expenses and has determined that their carrying values approximate fair value due to the

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

short maturity of these instruments. The Company’s carrying value for its long-term debt and revolving credit facility approximates fair value due to the variable interest rates associated with these financial instruments.

Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents. Options related to 1,260,500 shares and warrants related to 27,600,000 shares were anti dilutive for the year ended December 30, 3007, and were not included in the weighted average shares outstanding. For the year ended December 31, 2006, warrants related to 27,600,000 shares were not considered in the diluted net income per share calculation since they were contingently exercisable at that time and the other common stock equivalents were anti dilutive.

3.    Initial Public Offering

On July 7, 2005, the Company sold 12,000,000 units (‘‘Units’’) in its initial public offering (the ‘‘Offering’’). On July 11, 2005, the Company sold an additional 1,800,000 Units pursuant to an underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (‘‘Warrants’’). As a result of the completion of a business combination on July 2, 2007, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 expiring on June 29, 2009, four years from the effective date of the Offering. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. There are 27,600,000 Warrants outstanding at December 30, 2007.

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

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

4.    Acquisition

Courtside entered into an Asset Purchase Agreement (‘‘APA’’) with MOTV LLC (‘‘MOTV’’) (formerly known as American Community Newspapers LLC, not the same company as the Operating Company) on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by Courtside of the business and substantially all of the assets of MOTV and the assumption by Courtside of certain of MOTV’s liabilities (the ‘‘MOTV Acquisition’’). Prior to Courtside’s consummation of the MOTV Acquisition, MOTV acquired the publishing assets of CM Media, Inc. on April 30, 2007.

On July 2, 2007, Courtside consummated the MOTV Acquisition (the ‘‘Closing’’), for an aggregate cash purchase price, including transaction fees and expenses, of approximately $208,832,822. The purchase price was subject to certain post-closing adjustments, including for working capital. This adjustment amounted to $427,287, and is included in the aforementioned price. In addition, the Courtside incurred $4,073,374 of debt issuance costs, which are being amortized over the life of the respective Credit Facility and Subordinated Credit Facility. The Company will also pay to MOTV (i) $1 million if newspaper cash flow (as defined in the APA) for 2008 is equal to or greater than $19 million, with such payment increasing to up to $15 million in specified increments, if newspaper cash flow (as defined in the APA) for 2008 equals or exceeds $21 million and (ii) an additional $10 million if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis – St. Paul, Minnesota, Dallas, Texas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has accounted for the MOTV Acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations have been included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 30, 2007:

Current assets	$10,394,598
Property, plant and equipment	10,047,950
Other long-term assets	100,000
Mastheads	22,594,000
Advertiser relationships	77,379,000
Subscriber relationships	3,528,000
Customer relationships	3,024,000
Goodwill	90,110,445
Total assets	217,177,993
Current liabilities	(5,956,666)
Long-term liabilities	(2,114,484)
Cash acquired	(274,021)
Net purchase price	$208,832,822

It is expected that substantially all intangible assets, including goodwill, will be deductible for federal income tax purposes over a 15 year period.

The unaudited pro forma information for 2006 and 2007, set forth below, presents the results of operations as if the MOTV Acquisition and MOTV’s acquisition of the publishing assets of CM Media, Inc. on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the MOTV Acquisition occurred as of the beginning of such period.

	Year Ended
	December 30, 2007	December 31, 2006
Total revenues	$74,303,161	$76,757,623
Net loss	$(10,150,325)	$(10,948,389)
Loss per common share – basic and diluted	$(0.69)	$(0.75)

5.    Common Stock

At the Closing of the MOTV Acquisition, the Company entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’) with Spire ACN Corporation, Spire Capital Partners, L.P., Spire Capital Partners Parallel Fund, L.P. and Spire Investments LLC (collectively, the ‘‘Spire Investors’’), Wachovia Capital Partners 2004, LLC (the ‘‘Wachovia Investor’’), and certain members of senior management of MOTV (collectively, the ‘‘Investors’’) with respect to shares of the Company’s common stock owned by the Investors (the ‘‘Investor Shares’’). The Registration Rights Agreement provides that at any time on or after April 1, 2008, the (i) holders of a majority interest of the Investor Shares owned by the Spire Investors (or their permitted transferees) or (ii) holders of a majority interest of the Investor Shares owned by the Wachovia Investor (or its permitted transferees), may make a demand to the Company to use its best efforts to effect a registration of all or any portion of their Investor Shares. Each of the Spire Investors and the Wachovia Investor are entitled to effect one demand registration. In addition, the Investors have certain ‘‘piggy-back’’

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

registration rights on registration statements proposed to be filed by the Company on or before July 2, 2008. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The Investors have agreed that, prior to July 2, 2008, they will not make any transfer or enter into any swap or other arrangement that transfers the economic consequence of ownership of the Investor Shares (other than to permitted transferees and subject to the transfer restrictions).

At a special meeting in lieu of an annual meeting held on June 28, 2007, 2,179,055 shares (‘‘Conversion Shares’’) of the Company’s common stock were voted ‘‘AGAINST’’ adoption of the APA and exercised the right to convert such shares into $5.6746 per share in cash, representing the pro rata portion of the trust account maintained by the Company, plus interest, calculated as of June 28, 2007. On July 9, 2007, 2,176,555 common shares were purchased from holders of Conversion Shares that complied with the conversion procedures in a timely fashion for an aggregate price of $12,351,176, and such common shares are no longer outstanding. In connection with the purchase of the Conversion Shares, additional paid-in capital was increased by $3,111,125 to reflect the 582,065 common shares no longer subject to conversion. This purchase was consummated utilizing proceeds from the Subordinated Credit Facility (see Note 9) and the issuance of Series A Preferred Stock (see Note 11). Subsequent to such payments being made, there were 14,623,445 shares of the Company’s common stock outstanding.

6.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 30, 2007
Land	$338,380
Buildings	974,570
Leasehold improvements	138,262
Equipment and vehicles	8,290,623
Furniture and fixtures	478,599
10,220,434
Less accumulated depreciation and amortization	(896,899)
Property, plant and equipment, net	$9,323,535

Depreciation and amortization expense for the year ended December 30, 2007, was $896,899.

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.    Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	December 30, 2007
	Gross carrying Amount	Accumulated amortization	Net carrying Amount
Amortized intangible assets:
Advertiser relationships	$77,379,000	$(4,847,643)	$72,531,357
Customer relationships	3,024,000	(151,200)	2,872,800
Subscriber relationships	3,528,000	(184,525)	3,343,475
Deferred financing costs	4,073,374	(303,593)	3,769,781
	88,004,374	(5,486,961)	82,517,413
Nonamortized intangible assets:
Mastheads	22,594,000	—	22,594,000
Intangible assets, net	$110,598,374	$(5,486,961)	$105,111,413

Amortization expense for the year ended December 30, 2007, was $5,486,961. The average amortization period for amortizable intangible assets is approximately 8 years. Estimated future amortization expense for each of the five succeeding fiscal years as of December 30, 2007, is as follows:

2008	$10,973,507
2009	10,973,507
2010	10,973,507
2011	10,973,507
2012	10,973,507
Thereafter	27,649,878
Total	$82,517,413

The changes in the carrying amount of goodwill are as follows:

December 30, 2007
Goodwill, beginning of period	$—
Goodwill, related to MOTV Acquisition	90,110,445
Goodwill, end of period	$90,110,445

The Company will make its annual impairment assessment during the second quarter of 2008.

8.    Accrued Expenses

Accrued expenses consist of the following:

December 30, 2007
Accrued payroll and bonuses	$1,300,217
Other accrued expenses	931,733
$2,231,950

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.    Long Term Debt

The Company’s long-term debt is summarized as follows:

December 30, 2007
Revolving Credit Facility	$2,700,000
Term Loan Facility
Term A Loans	35,000,000
Term B Loans	70,000,000
Subordinated Credit Facility	32,266,250
139,966,250
Less current portion	(2,100,000)
$137,866,250

The Company’s Credit Facility with a group of banks and other commercial lenders (the ‘‘Credit Facility’’) provides for a revolving credit facility (the ‘‘Revolving Credit Facility’’) and a term loan facility (the ‘‘Term Loan Facility’’). Proceeds from the Term Loan Facility of $105.0 million and proceeds from the Revolving Credit Facility of $6.5 million were used to fund the MOTV Acquisition. Substantially all of the Company’s assets and investment in its subsidiaries are pledged as collateral for loans under the Credit Facility. The Operating Company is the borrower under the Credit Facility.

The Credit Facility contains certain restrictive covenants which require the Company to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’), consolidated interest coverage and consolidated fixed charge coverage, as defined. In addition, the Credit Facility contains various covenants which, among other things, limit capital expenditures and limit the Company’s ability to incur additional indebtedness, pay distributions and other items. The Company was in compliance with the terms of the Credit Facility at December 30, 2007.

Borrowings under the Revolving Credit Facility are limited to $20.0 million, through the scheduled maturity date of July 2, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The Revolving Credit Facility currently bears interest at either the higher of the prime rate or the Federal funds rate plus 0.50% plus an additional interest rate margin of 1.75% or the London Interbank Offered (‘‘LIBOR’’) rate plus 3.00%. The interest rate on the Revolving Credit Facility was 8.25% at December 30, 2007. The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility. The additional interest rate margin on the Revolving Credit Facility is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As of December 30, 2007, we had $17.3 million of additional committed capacity under the Revolving Credit Facility, of which $6.4 million could be borrowed based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings could be greater than $6.4 million, based on the additional EBITDA acquired, up to the $17.3 million maximum additional availability under the Revolving Credit Facility.

The Term A Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 1.75%, or the LIBOR rate plus 3.00%. The interest rate on the individual Term A Loans was 8.25% at December 30, 2007. The Term A Loans are due in quarterly installments from September 30, 2008 through June 30, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term A Loans is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA.

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Term B Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 2.00%, or the LIBOR rate plus 3.25%. The interest rate on the individual Term B Loans was 8.50% at December 30, 2007. The Term B Loans are due in quarterly installments from September 30, 2008 through December 31, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term B Loans is not subject to decrease.

On July 2, 2007, in connection with the MOTV Acquisition, the Company also consummated a $30.0 million unsecured term loan credit facility agreement (the ‘‘Subordinated Credit Facility’’) with a commercial lender. The Parent is the borrower under the Subordinated Credit Facility. The Subordinated Credit Facility matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 17% (with a cash payment discount option). There is no amortization of the Subordinated Credit Facility. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, fourth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn down and used to fund the MOTV Acquisition and transaction costs and provide for the purchase of the Conversion Shares.

On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30.0 million and one in the notional amount of $25.0 million, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, The Company pays an amount to the swap counterparty representing interest on a notional amount at a rate of 3.91% and receives an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR.

Scheduled maturities of long-term debt are as follows:

2008	$2,100,000
2009	4,200,000
2010	5,950,000
2011	6,825,000
2012	8,575,000
Thereafter	112,316,250
$139,966,250

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.    Income Taxes

Income tax (benefit) expense consisted of the following:

	Current	Deferred	Total
Year ended December 30, 2007:
U.S. federal	$(20,545)	$(197,711)	$(218,256)
State and local	91,353	(183,208)	(91,855)
	$70,808	$(380,919)	$(310,111)
Year ended December 31, 2006:
U.S. federal	$—	$—	$—
State and local	388,000	—	388,000
	$388,000	$—	$388,000

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from operations before income taxes as a result of the following:

	Year Ended
	December 30, 2007	December 31, 2006
Computed ‘‘expected’’ tax expense (benefit)	$(1,665,370)	$487,423
Increase (decrease) in income taxes resulting from:
Meals and entertainment	4,545	—
Tax exempt income	(411,787)	(659,455)
Non-deductible interest expense	329,351	—
Change in valuation allowance	1,515,393	157,696
State and local taxes	(60,624)	387,071
Other	(21,619)	15,265
	$(310,111)	$388,000

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 30, 2007	December 31, 2006
Deferred income tax liabilities:
Property, plant and equipment	$(34,833)	$—
Intangible assets	(1,973,109)	—
Other	(644)	—
	$(2,008,586)	$—
Deferred income tax assets:
Allowance for doubtful accounts and other reserve	$65,937	$—
Deferred acquisition costs	203,309	161,000
Paid-in-kind interest	466,601	—
Federal net operating loss carryforward	1,092,713	11,000
Professional fees	62,915	—
Stock based compensation	70,938	—
	$1,962,413	$172,000
Valuation allowance	(1,687,393)	(172,000)
Net deferred income tax liabilities	$(1,733,566)	$—

Net deferred income tax liabilities are classified as follows:

	December 30, 2007	December 31, 2006
Current assets	$128,852	$—
Non-current liabilities	(1,862,418)	—
Net deferred income tax liabilities	$(1,733,566)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company’s deferred tax assets, which are principally net operating loss carryforwards, management considers deferred tax liabilities which are scheduled to reverse during the carryforward period and tax planning strategies.

At December 30, 2007, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $3.6 million, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates through 2027. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 is an interpretation of SFAS No. 109, ‘‘Accounting for Income Taxes,’’ and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions. The Company is subject to U.S. federal, state, and local examinations by tax authorities for the years from 2005 through 2007.

11.    Redeemable Preferred Stock

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

Subject to the Company’s obligations with respect to the Credit Facility and Subordinated Credit Facility (including all payment priorities of such debt and all covenants dealing with restricted payments and the like), the Preferred Shares may be redeemed at any time, at the Company’s discretion, prior to January 2, 2015. The Company will be required to redeem the Preferred Shares six months after the maturity date of the Subordinated Credit Facility, if not previously redeemed by

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the Company, subject to suspension in the event of monetary default under the Credit Facility or Subordinated Credit Facility. The redemption date for the Preferred Shares is currently January 2, 2015. Additionally, the Company will be required to redeem the Preferred Shares prior to that time, if there is a change of control of the Company or an asset sale by the Company (as such terms are defined in the Certificate of Designations) and all of the Credit Facility and Subordinated Credit Facility has been repaid prior to the date of, or is being repaid in connection with such change of control or subject asset sale. All redemptions, whether mandatory or optional by the Company, shall be made in cash at a price per Preferred Share equal to the Accreted Value at the time of redemption payment.

The Company made a Funding Request with respect to 42,193 Preferred Shares for aggregate gross proceeds of $4,219,300 and the purchase and sale of such Preferred Shares was consummated on July 9, 2007.

12.    Employee Benefit Plans

The Company’s 401(k) retirement plan covers substantially all of its employees. The Company, at the discretion of the 401(k) plan trustees, began making matching contributions of 25% of each participant’s contributions during the third quarter of 2007, based on participant contributions of up to 6% of compensation. Company discretionary contributions were approximately $93,000 for the year ended December 30, 2007.

13.    Related Party Transactions

As of December 30, 2007, members of the Company’s board of directors beneficially owned 3.3 million shares of the Company’s outstanding common stock, options to purchase 0.7 million shares of common stock and warrants to purchase 1.8 million shares of common stock.

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

The Company paid a monthly fee of $7,500 to an affiliate of certain board members for the use of office space and the provision of certain general and administrative services. This fee ended upon the consummation of the MOTV Acquisition and amounted to $45,000 and $90,000 for the years ended December 30, 2007 and December 31, 2006, respectively.

The Company engages in ordinary course banking relationships on customary terms with Alpine Capital Bank (‘‘ACB’’). ACB is a New York State chartered FDIC insured commercial bank. The Company’s former Chairman and current board of directors member is a director and stockholder of ACB, the Company’s former President and current board of directors member is a stockholder of ACB and the Company’s former special advisor is the Chairman and a stockholder of ACB. Cash of $14,128 and $45,242 is on deposit at ACB as of December 30, 2007 and December 31, 2006, respectively, and ACB was custodian for $1,147,462 of U.S. Treasury Bills at December 31, 2006.

14.    Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations (‘‘SFAS 141R’’). SFAS 141R established principles and requirements for how an entity which obtains control of one or more businesses (i) recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination and (iii) determines what information to disclose regarding business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company has not completed its evaluation on the effect of SFAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements (‘‘SFAS 160’’), an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation on the effect of SFAS 160 on its Consolidated Financial Statements.

15.    Share-Based Compensation

The Company recognized compensation cost for share-based payments of $248,531 during the year ended December 30, 2007. The total compensation cost not yet recognized related to non-vested awards as of December 30, 2007 was $1,938,000 which is expected to be recognized over a weighted average vesting period of approximately four years.

In connection with the MOTV Acquisition, on July 2, 2007, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as revised in

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 2004 (‘‘SFAS 123R’’). The adoption of SFAS 123R did not have a material impact on our results of operations, financial position or cash flows. All share-based compensation is accounted for in accordance with the fair-value based method of SFAS 123R.

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), which is shareholder-approved, was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its employees. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. During 2007, the Company granted stock options with respect to 1,513,000 shares of the Company’s common stock that vest over a four year period. Such stock options expire ten years after the date of grant. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. As of December 30, 2007, no stock options have vested and are exercisable.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs, which are noted below. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected life of the option, the Company uses the simplified method for average life over the option vesting period due to lack of historical data. Expected volatility is based on historical volatility of comparable newspaper stocks, given the lack of trading history of our stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for the fiscal 2007 grants were: (1) expected volatility ranging from 24.50% to 28.45%, (2) risk-free interest rates ranging from 3.42% to 4.90%, (3) expected dividends of 0.0% and (4) average life of 6.125 years.

The following table summarizes common stock option activity during the year ended December 30, 2007:

		Weighted Average Exercise Price
	Options
Outstanding stock options, January 1, 2007	—	$—
Granted	1,513,000	4.90
Exercised	—	—
Forfeited	(252,500)	(5.28)
Outstanding stock options, December 30, 2007	$1,260,500	$4.82
Exercisable stock options, December 30, 2007	—	$—
Weighted average grant date fair value of options granted		$1.73
Weighted average remaining contractual life (years)		9.6

16.    Commitments and Contingencies

Operating Leases

The Company utilizes certain facilities and equipment under operating lease agreements expiring through 2018. The leases generally provide extension privileges. Rentals on operating leases amounted to approximately $682,000 and $0 for the year ended December 30, 2007 and December 31, 2006, respectively.

AMERICAN COMMUNITY NEWSPAPERS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum lease payments under noncancelable operating lease agreements as of December 30, 2007, for each of the five succeeding fiscal years, are approximately as follows:

2008	$1,132,000
2009	1,064,000
2010	1,010,000
2011	986,000
2012	431,000
Thereafter	834,000
$5,457,000

Litigation

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s consolidated results of operations, financial condition or cash flows. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that the disposition of these matters would not have a material adverse effect upon the Company’s consolidated results of operations, financial condition or cash flow.

Employment Agreements

The Company has employment agreements with certain key officers which provide for minimum annual salaries and benefits and an annual bonus based on the Company’s operating performance.

17.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 30, 2007 and December 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$—	$—	$18,536,085	$17,633,191
Operating income (loss)	$(81,815)	$(211,295)	$1,079,801	$429,309
Net income (loss)	$330,464	$185,814	$(2,332,227)	$(2,772,090)
Earnings (loss) per common share:
Basic and diluted	$0.02	$0.01	$(0.16)	$(0.19)
2006
Revenues	$—	$—	$—	$—
Operating (loss)	$(96,228)	$(78,764)	$(87,696)	$(300,795)
Net income	$243,447	$324,921	$330,701	$146,529
Earnings per common share:
Basic and diluted	$0.01	$0.02	$0.02	$0.01