Form 10-Q
period 2008-03-30
American Community Newspapers Inc.
filed 2008-04-30
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

As of April 30, 2008, 14,623,445 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

American Community Newspapers Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	(unaudited) March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$631	$1,521
Accounts receivable, net of allowance for doubtful accounts of $108 and $88 at March 30, 2008 and December 30, 2007, respectively	7,139	7,010
Inventories	958	618
Other current assets	706	754
Total current assets	9,434	9,903
Property, plant, and equipment, net of accumulated depreciation of $1,352 and $897 at March 30, 2008 and December 30, 2007, respectively	8,912	9,324
Goodwill	90,110	90,110
Intangible assets, net of accumulated amortization of $8,231 and $5,487 at March 30, 2008 and December 30, 2007, respectively	102,390	105,111
Other assets	100	100
Total assets	$210,946	$214,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,734	$1,401
Accrued expenses	2,055	2,232
Accrued interest	1,910	2,018
Deferred revenue	1,336	1,314
Current portion of long-term liabilities	3,150	2,100
Total current liabilities	10,185	9,065
Long-term liabilities:
Long-term debt	136,826	137,866
Deferred income taxes	2,498	1,862
Redeemable preferred stock, $.0001 par value, Authorized 1,000,000 shares; 42,193 issued and outstanding shares at March 30, 2008 and December 30, 2007	4,744	4,556
Total liabilities	154,253	153,349
Commitments and contingencies
Stockholders’ equity
Common stock, $.0001 par value, Authorized 50,000,000 shares Issued and outstanding 14,623,445 and 16,800,000 shares, respectively	1	1
Additional paid-in capital	64,466	64,329
Retained deficit	(7,774)	(3,131)
Total stockholders’ equity	56,693	61,199
Total liabilities and stockholders’ equity	$210,946	$214,548

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 30, 2008	March 31, 2007
Revenues:
Advertising	$14,474	$—
Circulation	676	—
Commercial printing and other	777	—
Total revenues	15,927	—
Operating costs and expenses:
Operating	7,466	—
Selling, general and administrative	5,803	82
Depreciation and amortization	3,047	—
	16,316	82
Operating loss	(389)	(82)
Interest expense	(3,618)	—
Interest income	—	521
(Loss) income from operations before income taxes	(4,007)	439
Income tax expense	(636)	(109)
Net (loss) income	$(4,643)	$330
(Loss) earnings per share:
Basic and diluted	$(0.32)	$0.02
Weighted average shares outstanding	14,623,445	16,800,000

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 30, 2007	14,623,445	$1	$64,329	$(3,131)	$61,199
Stock based compensation	—	—	137	—	137
Net loss for the three months ended March 30, 2008	—	—	—	(4,643)	(4,643)
Balance, March 30, 2008	14,623,445	$1	$64,466	$(7,774)	$56,693

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(4,643)	$330
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,047	—
Provision for doubtful accounts	208	—
Non-cash interest expense	1,550	—
Stock based compensation	137	—
Deferred income taxes	636	—
Changes in assets and liabilities, net of effect of acquisition:
Cash held in Trust Fund	—	(646)
Accounts receivable	(337)	—
Inventories	(340)	—
Other current assets	48	—
Accounts payable	333	(162)
Accrued expenses	(177)	—
Accrued interest	(108)	—
Deferred revenue	22	—
Taxes payable	—	(238)
Deferred dividends	—	129
Net cash provided by (used in) operating activities	376	(587)
Cash flows from investing activities:
Payment of deferred acquisition costs and deposit	—	(785)
Purchases of property, plant and equipment	(43)	—
Net cash used in investing activities	(43)	(785)
Cash flows from financing activities:
Payment of debt issuance costs	(23)	—
Borrowings under Credit Facility	1,300	—
Repayments of Credit Facility	(2,500)	—
Borrowings from related parties	—	180
Net cash (used in) provided by financing activities	(1,223)	180
Net decrease in cash and cash equivalents	(890)	(1,192)
Cash and cash equivalents at beginning of period	1,521	1,193
Cash and cash equivalents at end of period	$631	$1
Supplemental disclosures:
Interest paid	$2,170	$—
Income taxes paid	$—	$340
Non-cash investing and financing activities:
Common stock issued at conversion	$—	$—
Accrual of acquisition costs	$—	$341

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

1.    Organization and Basis of Presentation

Courtside Acquisition Corp. (‘‘Courtside’’) was incorporated in Delaware on March 18, 2005, as a blank check company whose objective was to acquire an operating business. During the year ended December 31, 2006, Courtside was a corporation in the development stage. On June 20, 2007, Courtside formed a wholly-owned subsidiary, ACN OPCO LLC (the ‘‘Operating Company’’). On July 2, 2007, in connection with the acquisition of an operating business described in Note 2, Courtside changed its name to American Community Newspapers Inc. (the ‘‘Parent’’), and the Operating Company changed its name from ACN OPCO LLC to American Community Newspapers LLC. The Parent is now a holding company operating its business through its wholly-owned subsidiary, American Community Newspapers LLC and its wholly-owned subsidiary, Amendment I, Inc. (collectively, the ‘‘Company’’).

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to Securities and Exchange Commission (‘‘SEC’’) rules and regulations. The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2008 and 2007 encompass 13 week periods. The periods presented are hereinafter referred to as either ‘‘the thirteen weeks’’, ‘‘quarter ended’’ or ‘‘three months ended.’’

Management believes that the accompanying consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K. The December 30, 2007 balance sheet has been derived from the audited financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the period ended March 30, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

2.    Acquisition

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

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

On July 2, 2007, Courtside consummated the MOTV Acquisition (the ‘‘Closing’’), for an aggregate cash purchase price, including transaction fees and expenses, of approximately $208,833. The purchase price was subject to certain post-closing adjustments, including for working capital. This adjustment amounted to $427 and is included in the aforementioned price. In addition, Courtside incurred $4,096 of debt issuance costs, which are being amortized over the life of the respective Credit Facility and Subordinated Credit Facility on a straight line basis, which approximates the interest method. The Company will also pay to MOTV (i) $1,000 if newspaper cash flow (as defined in the APA) for 2008 is equal to or greater than $19,000, with such payment increasing to up to $15,000 in specified increments, if newspaper cash flow (as defined in the APA) for 2008 equals or exceeds $21,000 and (ii) an additional $10,000 if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included three daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis – St. Paul, Minnesota, Dallas, Texas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.

The Company has accounted for the MOTV Acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations have been included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 30, 2008:

Current assets	$10,395
Property, plant and equipment	10,048
Other long-term assets	100
Mastheads	22,594
Advertiser relationships	77,379
Subscriber relationships	3,528
Customer relationships	3,024
Goodwill	90,110
Total assets	217,178
Current liabilities	(5,957)
Long-term liabilities	(2,114)
Cash acquired	(274)
Net purchase price	$208,833

It is expected that substantially all intangible assets, including goodwill, will be deductible for federal income tax purposes over a 15 year period.

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

The unaudited pro forma information for 2008 and 2007, set forth below, presents the results of operations as if the MOTV Acquisition and MOTV’s acquisition of the publishing assets of CM Media, Inc. on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the MOTV Acquisition occurred as of the beginning of such period.

	Three Months Ended
	March 30, 2008	March 31, 2007
Total revenues	$15,927	$18,038
Net loss	(4,469)	(4,248)
Loss per common share – basic and diluted	(0.31)	(0.29)

3.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

March 30, 2008
Land	$338
Buildings	975
Leasehold improvements	150
Equipment and vehicles	8,322
Furniture and fixtures	479
10,264
Less accumulated depreciation	(1,352)
Property, plant and equipment, net	$8,912

Depreciation and amortization expense of $455 was recorded for the three months ended March 30, 2008.

4.    Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 30, 2008
	Gross carrying Amount	Accumulated Amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$77,379	$(7,271)	$70,108
Customer relationships	3,024	(227)	2,797
Subscriber relationships	3,528	(277)	3,251
Deferred financing costs	4,096	(456)	3,640
	88,027	(8,231)	79,796
Nonamortized intangible assets:
Mastheads	22,594	—	22,594
Intangible assets, net	$110,621	$(8,231)	$102,390

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

Amortization expense for the three months ended March 30, 2008 was $2,744, of which $152 is recorded in interest expense. The average amortization period for amortizable intangible assets is approximately 8 years. Estimated future amortization expense as of March 30, 2008, is as follows:

For the fiscal year ending
2008	$8,230
2009	10,974
2010	10,974
2011	10,974
2012	10,974
Thereafter	27,670
Total	$79,796

The changes in the carrying amount of goodwill are as follows:

March 30, 2008
Goodwill, beginning of period	$90,110
Goodwill, additions (retirements)	—
Goodwill, end of period	$90,110

The Company will make its annual impairment assessment during the second quarter of 2008.

5.    Long Term Debt

The Company’s long-term debt is summarized as follows:

March 30, 2008
Revolving Credit Facility	$1,500
Term Loan Facility
Term A Loans	35,000
Term B Loans	70,000
Subordinated Credit Facility	33,476
139,976
Less current portion	(3,150)
$136,826

The Company’s Credit Facility with a group of banks and other commercial lenders (the ‘‘Credit Facility’’) provides for a revolving credit facility (the ‘‘Revolving Credit Facility’’) and a term loan facility (the ‘‘Term Loan Facility’’). Proceeds from the Term Loan Facility of $105,000 and proceeds from the Revolving Credit Facility of $6,500 were used to fund the MOTV Acquisition. Substantially all of the Company’s assets and investment in its subsidiaries are pledged as collateral for loans under the Credit Facility. The Operating Company is the borrower under the Credit Facility.

The Credit Facility contains certain restrictive covenants which require the Company to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’), consolidated interest coverage and consolidated fixed charge coverage, as defined. In addition, the Credit Facility contains various covenants which, among other things, limit capital expenditures and limit the Company’s ability to incur additional

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

indebtedness, pay distributions and other items. The Company was in compliance with the terms of the Credit Facility at March 30, 2008.

Borrowings under the Revolving Credit Facility are limited to $20,000 through the scheduled maturity date of July 2, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The Revolving Credit Facility currently bears interest at either the higher of the prime rate or the Federal funds rate plus 0.50% plus an additional interest rate margin of 1.75% or the London Interbank Offered (‘‘LIBOR’’) rate plus 3.00%. The interest rate on the Revolving Credit Facility was 6.0% at March 30, 2008. The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility. The additional interest rate margin on the Revolving Credit Facility is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As of March 30, 2008, we had $18,500 of additional committed capacity under the Revolving Credit Facility, $700 of which could be borrowed based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings could be greater than $700, based on the additional EBITDA acquired, up to the $18,500 maximum additional availability under the Revolving Credit Facility.

The Term A Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 1.75%, or the LIBOR rate plus 3.00%. The interest rate on the individual Term A Loans was 7.5625% at March 30, 2008. The Term A Loans are due in quarterly installments from September 30, 2008 through June 30, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term A Loans is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA.

The Term B Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 2.00%, or the LIBOR rate plus 3.25%. The interest rate on the individual Term B Loans was 7.8125% at March 30, 2008. The Term B Loans are due in quarterly installments from September 30, 2008 through December 31, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term B Loans is not subject to decrease.

On July 2, 2007, in connection with the MOTV Acquisition, the Company also consummated a $30,000 unsecured term loan credit facility agreement (the ‘‘Subordinated Credit Facility’’) with a commercial lender. The Parent is the borrower under the Subordinated Credit Facility. The Subordinated Credit Facility matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 17% (with a cash payment discount option). There is no amortization of the Subordinated Credit Facility. The interest rate on the Subordinated Credit facility will increase from 15.0% to 17.0% in May 2008 based on the leverage ratio as of March 30, 2008. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, fourth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn down and used to fund the MOTV Acquisition and transaction costs and provide for the purchase of the Conversion Shares.

On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30,000 and one in the notional amount of $25,000, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, the Company pays an amount to the swap counterparty representing interest on a notional amount at a rate of 3.91% and receives an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR.

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

Scheduled maturities of long-term debt are as follows:

2008	$2,100
2009	4,200
2010	5,950
2011	6,825
2012	8,575
Thereafter	112,326
Total	$139,976

6.    Share-Based Compensation

The Company recognized compensation cost for share-based payments of $137 during the three months ended March 30, 2008. The total compensation cost not yet recognized related to non-vested awards as of March 30, 2008 was $1,801 which is expected to be recognized over a weighted average vesting period of approximately four years.

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

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), which is shareholder-approved, was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its employees. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. During 2007, the Company granted stock options with respect to 1,513,000 shares of the Company’s common stock that vest over a four year period. No stock options were issued during the three months ended March 30, 2008. Such stock options expire ten years after the date of grant. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. As of March 30, 2008, 115,979 stock options have vested and are exercisable.

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

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

The following table summarizes common stock option activity during the three months ended March 30, 2008:

	Options	Weighted Average Exercise Price
Outstanding stock options, December 30, 2007	1,260,500	$4.82
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding stock options, March 30, 2008	1,260,500	$4.82
Exercisable stock options, March 30, 2008	115,979	$5.30
Weighted average grant date fair value of options granted		$1.73
Weighted average remaining contractual life (years)		9.4

7.    Redeemable Preferred Stock

On July 2, 2007, the Company and certain investors entered into an investment and funding agreement with respect to the issuance of up to 45,000 shares of Series A Preferred Stock. On July 3, 2007, the Company made a funding request with respect to 42,193 Preferred Shares for aggregate gross proceeds of $4,219 and the purchase and sale of such Series A Preferred Stock was consummated on July 9, 2007.

Each preferred share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at a rate per annum of the accreted value of a preferred share that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Credit Facility; provided, however, that the dividend rate shall not be lower than 15.75% or higher than 16.5%, except in the case of an increase in the interest rate on the Subordinated Credit Facility above 15.0%. During the three months ended March 30, 2008, the dividend rate was equal to 16.5%. In May 2008, the dividend rate on the Series A Preferred Stock will increase to 18.5% in connection with the increase in the interest rate on the Subordinated Credit facility from 15.0% to 17.0% based on the Company’s leverage ratio, as defined, as of March 30, 2008. Any portion of the dividends for a dividend period that is paid in cash when due shall be paid at a rate equal to the applicable dividend rate less 50 basis points.

8.     Income Taxes

The Company utilizes SFAS No. 109, ‘‘Accounting for Income Taxes’’ for its accounting for income taxes.  At March 30, 2008, the Company provided for a valuation allowance on the net deferred tax asset less the deferred tax liability recorded for the indefinite-lived intangible assets.  Pursuant to SFAS No. 109, the indefinite-lived intangible assets cannot be considered as a source of taxable income in making any valuation allowance adjustments.  Accordingly, the change in the deferred balance for these assets for the three months ended March 30, 2008, resulted in a $636 increase in deferred income tax liability and $636 of deferred income tax expense.

9.     Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the current fiscal quarter, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS 159 in the current fiscal quarter, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

10.    Subsequent Event

Effective May 1, 2008, the Company accepted the resignation of its Chief Financial Officer. In connection with this resignation, there was no severance or other benefits paid. On this date, stock options with respect to 376,500 shares of the Company’s common stock will be forfeited by the Chief Financial Officer in connection with his resignation. This officer will be available thereafter to the Company on a consulting basis as needed to ensure an appropriate transition to his successor. The Company has commenced an executive search to fill the position on a permanent basis and has named its Corporate Controller as Acting Chief Financial Officer.

The Company’s Subordinated Credit Facility with Ares Capital Corporation (‘‘Ares’’) and the Operating Company’s Credit Facility with various lenders (the ‘‘ACN Lenders’’) for which Bank of Montreal, Chicago Branch (‘‘BMO’’) is administrative agent (together, the ‘‘Credit Agreements’’), contain covenants based on financial ratios, including in each case, a Total Debt Leverage Ratio (as defined in each of the Credit Agreements) covenant. Based on the Company’s current and anticipated

AMERICAN COMMUNITY NEWSPAPERS INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

future operating results, reflecting in management’s judgment, the significant economic downturn in all markets in which the Company operates, the Company will not be in compliance with the Total Debt Leverage Ratio covenants for the second quarter of fiscal 2008 and will be in default under each of the Credit Agreements. While the Company would not expect its lenders to immediately terminate either Credit Agreement and/or demand immediate repayment of outstanding debt and payment of accrued interest, the ACN Lenders would have the right to do so as a result of such defaults. Alternatively, the ACN Lenders could take other actions, such as restricting our access to additional revolving loan borrowings and letters of credit. Such actions would materially and negatively impact the Company’s liquidity, results of operations and financial condition.

The Company has begun discussions with each of Ares and BMO to obtain waivers of the anticipated covenant defaults, which may result, among other things, in increases in the interest rates on its indebtedness under the Credit Agreements and additional loan restrictions. There can be no assurance that the Company will be able to obtain such waivers on reasonable terms, or at all.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described under the heading ‘‘Risk Factors’’ in our 2007 Annual Report on Form 10-K for the year ended December 30, 2007 that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading ‘‘Risk Factors’’ included in our 2007 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

Recent Developments

Our Subordinated Credit Facility with Ares Capital Corporation (‘‘Ares’’) and the Operating Company’s Credit Facility with various lenders (the ‘‘ACN Lenders’’) for which Bank of Montreal, Chicago Branch (‘‘BMO’’) is administrative agent (together, the ‘‘Credit Agreements’’), contain covenants based on financial ratios, including in each case, a Total Debt Leverage Ratio (as defined in each of the Credit Agreements) covenant. Based on our current and anticipated future operating results, reflecting in our judgment, the significant economic downturn in all markets in which we operate, we will not be in compliance with the Total Debt Leverage Ratio covenants for the second quarter of fiscal 2008 and we will be in default under each of the Credit Agreements. While we would not expect our lenders to immediately terminate either Credit Agreement and/or demand immediate repayment of outstanding debt and payment of accrued interest, they would have the right to do so as a result of such defaults. Alternatively, the ACN Lenders could take other actions, such as restricting our access to additional revolving loan borrowings and letters of credit. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.

We have begun discussions with each of Ares and BMO to obtain waivers of the anticipated covenant defaults, which may result, among other things, in increases in the interest rates on our indebtedness under the Credit Agreements and additional loan restrictions. There can be no assurance that we will be able to obtain such waivers on reasonable terms, or at all.

In addition, our current and anticipated future operating results may affect our ability to generate cash flows from operating activities and, subsequently, meet our requirements to fund our ongoing operating needs, capital expenditure requirements and long-term debt obligations.

Pro Forma

On the following page, we have presented our operating results on a pro forma basis for the three months ended March 30, 2008 and March 31, 2007, in addition to presenting the information on a historical basis. This pro forma presentation for these periods assumes that the MOTV Acquisition, the acquisitions effected by MOTV during 2007 and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the MOTV Acquisition, the acquisitions effected by MOTV during 2007 and the 2007 Financings occurred at the beginning of the pro forma period. However, on an actual basis, almost all significant fluctuations between the three months ended March 30, 2008 and March 31, 2007 occurred as a result of the MOTV Acquisition. This pro forma presentation is for comparison purposes as the Company had no significant operations in the corresponding three months ended March 31, 2007.

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

A summary of our significant accounting policies are described in Note 2 of our consolidated financial statements for the year ended December 30, 2007, as included in our Annual Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in Note 2 of our consolidated financial statements for the year ended December 30, 2007.

Results of Operations

The following table summarizes our historical and pro forma results of operations for the three months ended March 30, 2008 and March 31, 2007.

	Unaudited
	(In thousands, except share and per share data)
	Historical		Pro Forma
	Three Months Ended		Three Months Ended
	March 30, 2008	March 31, 2007	March 30, 2008	March 31, 2007
Revenues:
Advertising	$14,474	$—	$14,474	$16,465
Circulation	676	—	676	924
Commercial printing and other	777	—	777	649
Total revenues	15,927	—	15,927	18,038
Operating costs and expenses:
Operating	7,466	—	7,466	8,497
Selling, general and administrative	5,803	82	5,803	6,546
Depreciation and amortization	3,047	—	3,122	3,072
	16,316	82	16,391	18,115
Operating loss	(389)	(82)	(464)	(77)
Interest expense	(3,618)	—	(3,369)	(3,535)
Interest income	—	521	—	—
(Loss) income from operations before income taxes	(4,007)	439	(3,833)	(3,612)
Income tax expense	(636)	(109)	(636)	(636)
Net (loss) income	$(4,643)	$330	$(4,469)	$(4,248)
(Loss) earnings per share:
Basic and diluted	$(0.32)	$0.02	$(0.31)	$(0.29)
Weighted average shares outstanding	14,623,445	16,800,000	14,623,445	14,623,445

Three Months Ended March 30, 2008 Compared to Three Months Ended March 31, 2007 (Pro Forma)

The discussion of our results of operations that follows is based upon our pro forma results of operations for (i) the thirteen (13) week period ended March 30, 2008, and (ii) the thirteen (13) week period ended March 31, 2007. These thirteen (13) week periods are referred to as either ‘‘the thirteen weeks’’, ‘‘quarter ended’’ or ‘‘three months ended’’.

Pro Forma Advertising Revenue.    Pro forma advertising revenue for the three months ended March 30, 2008 decreased by $1,991, or 12.1%, over the preceding fiscal period. The decrease was due in large part to a revenue decrease from our Minnesota operations associated with a decline in advertising resulting from lower real estate sales and a related downturn in economic activity in the Minneapolis – St. Paul market, although all of our newspaper groups experienced revenue declines during this period. Pro forma national retail revenue decreased $142, or 42.6%, in 2008. This decrease is partially a result of a decline in national retail advertising due to a discontinuation of one-time advertising programs in a number of segments, as well as a downturn in economic activity in our Minneapolis – St. Paul and Dallas regions. Pro forma local retail display revenue decreased $332, or 4.3%, in 2008 and pro forma local classified revenue decreased $1,459, or 22.1%, in 2008. Pro forma internet revenue increased $40, or 10.9%, in 2008. This increase was the result of new internet advertising products launched across all of our web sites, as well as increased visitors and page views from the prior year period.

Pro Forma Circulation Revenue.    Pro forma circulation revenue for the three months ended March 30, 2008 decreased by $248, or 26.8%, over the preceding fiscal period. The decrease was primarily due to a decrease of $199 from our Columbus operations. We are reaching an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation represents a small percentage of our pro forma revenue, 4.7% during 2008, due to our focus on controlled distribution products.

Pro Forma Commercial Printing and Other Revenue.    Pro forma commercial printing and other revenue for the three months ended March 30, 2008 increased by $128, or 19.7%, over the preceding fiscal period. The increase was primarily due to obtaining new commercial printing jobs in our Columbus and Dallas operations.

Pro Forma Operating Costs.    Pro forma operating costs for the three months ended March 30, 2008 decreased by $1,031, or 12.1%, over the preceding fiscal period. Pro forma newsprint expense decreased $352, or 20.2%, due to decreases in the price per short ton of newsprint from $584 in 2007 to $523 in 2008, mainly from purchasing synergies realized as a result of the acquisition of the Columbus newspaper group in April 2007. Other pro forma operating costs, which principally consist of labor, were down $679 in 2008, due to decreased headcount levels. Pro forma salaries and employee benefits relating to pro forma operating costs were 16.8% of our total pro forma revenues for 2008, as compared to 17.5% of our total pro forma revenues for 2007.

Pro Forma Selling, General and Administrative Expenses.    Pro forma selling, general and administrative expenses for the three months ended March 30, 2008 decreased by $743, or 11.4%, over the preceding fiscal period. This decrease was the result of declines in pro forma local display and pro forma classified advertising sales expense in the amount of $348 primarily related to the revenue decrease from the prior period. Other decreases were across multiple general and administrative expense categories due to cost containment initiatives put in place by management during 2007 combined with the realization of staffing synergies associated with the acquisition of the Columbus newspaper group in April 2007. Pro forma salaries and employee benefits relating to pro forma selling, general and administrative expenses were 15.1% of our total pro forma revenues for 2008, as compared to 16.6% of our total pro forma revenues for 2007.

Pro Forma Depreciation and Amortization.    Pro forma depreciation and amortization expense for the three months ended March 30, 2008 increased $50, or 1.6%, over the preceding fiscal period.

Pro Forma Interest Expense.    Pro forma interest expense for the three months ended March 30, 2008 decreased by $166, or 4.7%, over the preceding fiscal period. This decrease was due to decreases in debt levels.

Pro Forma Income Tax Expense.    Pro forma income tax expense for the three months ended March 30, 2008 was $636, unchanged from the preceding fiscal period.

Pro Forma Net Loss.    Pro forma net loss for the three months ended March 30, 2008 increased $221, or 5.2%, over the preceding fiscal period. The decrease was due to the factors noted above.

Pro Forma Loss Per Share.    Pro forma net loss per share for the three months ended March 30, 2008 increased $0.02, or 6.9%, over the preceding fiscal period. The decrease was due to the factors noted above.

Three Months Ended March 30, 2008 Compared to Three Months Ended March 31, 2007 (Historical)

The discussion of our results of operations that follows is based upon our historical results of operations for (i) the thirteen (13) week period ended March 30, 2008, and (ii) the thirteen (13) week period ended March 31, 2007. These thirteen (13) week periods are referred to as either ‘‘the thirteen weeks’’, ‘‘quarter ended’’ or ‘‘three months ended’’. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Advertising Revenue.    Advertising revenue for the three months ended March 30, 2008 increased by $14,474 over the preceding fiscal period. The increase was due to the MOTV Acquisition.

Circulation Revenue.    Circulation revenue for the three months ended March 30, 2008 increased by $676 over the preceding fiscal period. The increase was due to the MOTV Acquisition.

Commercial Printing and Other Revenue.    Commercial printing and other revenue for the three months ended March 30, 2008 increased by $777 over the preceding fiscal period. The increase was due to the MOTV Acquisition.

Operating Costs.    Operating costs for the three months ended March 30, 2008 increased by $7,466 over the preceding fiscal period. The increase was due to the MOTV Acquisition.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 30, 2008 increased by $5,721 over the preceding fiscal period. The increase was due to principally as a result of the MOTV Acquisition.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended March 30, 2008 increased $3,047 over the preceding fiscal period. The increase was due to the MOTV Acquisition.

Interest Expense.    Interest expense for the three months ended March 30, 2008 increased by $3,618 over the preceding fiscal period. The increase was due to the MOTV Acquisition and 2007 Financings.

Interest Income.    Interest income for the three months ended March 30, 2008 decreased by $521 over the preceding fiscal period. The decrease was due to the utilization of the trust fund to fund the MOTV Acquisition on July 2, 2007.

(Loss) Income from Operations Before Income Taxes.    Income from operations before income taxes for the three months ended March 30, 2008 decreased $4,446 over the preceding fiscal period, from $439 of income from operations before income taxes in 2007 to a $4,007 loss from operations before income taxes in 2008. This decrease was due to the factors noted above.

Income Tax Expense.    Income tax expense for the three months ended March 30, 2008 increased by $527 over the preceding fiscal period. This decrease was due to the MOTV Acquisition.

Net (Loss) Income.    Net loss for the three months ended March 30, 2008 increased $4,973 over the preceding fiscal period. The decrease was due to the factors noted above.

(Loss) Earnings Per Share.    Loss per share for the three months ended March 30, 2008 decreased $0.34 per share over the preceding fiscal period, from earnings per share of $0.02 in 2007 to a loss per share of $(0.32) in 2008. This decrease was due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been cash provided by operating activities and borrowings under our Revolving Credit Facility. This historical cash flow trend has not held for 2008 as we experience a continued weakness in our print advertising revenue streams.

As of March 30, 2008, we had $18,500 of additional committed capacity under the Revolving Credit Facility, of which $700 could be borrowed based on our current EBITDA, as defined in the Credit Facility. If such additional borrowings were used to invest in or acquire EBITDA generating assets, the amount of such additional borrowings on both dates could be greater than $700, based on the additional EBITDA acquired, up to the $18,500 maximum additional availability at March 30, 2008, under the Revolving Credit Facility.

Our Credit Facility and Subordinated Credit Facility impose upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum interest coverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends, take certain other corporate actions and similar items. Our ability to meet these covenants will depend on future operating cash flows, working capital needs and other sources and uses of funds, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Failure to meet these covenants could result in additional costs and fees to amend the Credit Facility and Subordinated Credit Facility or result in the principal balance of the borrowings under the Credit Facility or Subordinated Credit Facility becoming immediately due and payable. Furthermore, we may need a waiver of our Credit Facility and Subordinated Credit Facility covenants and there can be no assurance that we can receive such waiver. As of March 30, 2008, we are in compliance with these covenants.

As discussed in ‘‘Recent Developments’’, we have initiated discussions with the lenders who are a party to our Senior Credit Facility and Subordinated Credit Facility to explore the possibility of modifying certain terms of our financial covenants contained in the Senior Credit Facility and Subordinated Credit Facility to provide greater flexibility to help manage our operations efficiently during the current challenging times. The Company anticipates that the modifications will reduce borrowing capacity under the Senior Credit Facility and increase our borrowing costs. There can be no assurance that the lenders who are a party to our Senior Credit Facility and Subordinated Credit Facility will agree to any changes to these facilities.

Cash Flows

The following table summarizes our historical cash flows.

	Unaudited (In thousands)
	Three Months Ended
	March 30, 2008	March 31, 2007
Cash provided by (used in) operating activities	$376	$(587)
Cash used in investing activities	(43)	(785)
Cash (used in) provided by financing activities	(1,223)	180

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 30, 2008 and March 31, 2007. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.

Cash Flows from Operating Activities.    Net cash provided by operating activities for the three months ended March 30, 2008 was $376, an increase of $963 when compared to the $587 of cash used in operating activities for the three months ended March 31, 2007. This $963 increase was the result of an increase in cash provided by (i) Trust Fund use of funds of $646 in 2007 and (ii) an increase in non-cash charges of $5,578, partially offset by a decrease in (i) cash provided by working capital of $287, excluding the Trust Fund and (ii) change in net income (loss) of $4,973.

The $287 decrease in cash provided by working capital, excluding the Trust Fund, for the three months ended March 30, 2008 when compared to the three months ended March 31, 2007 is primarily attributable to decreases in accrued interest and accrued expenses and increases in accounts receivable, accounts payable and inventories.

The $4,942 increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $3,047, all of which related to the MOTV Acquisition consummated on July 2, 2007, $1,550 of non-cash interest incurred in connection with the financing of the MOTV Acquisition, an increase in non-cash compensation expense of $136 and a provision for doubtful accounts of $208.

Cash Flows from Investing Activities.    Net cash used in investing activities for the three months ended March 30, 2008 was $43. During this period, we used this amount for capital expenditures. We have reviewed our capital expenditure program and have modified it to balance our liquidity needs with what is sufficient to maintain our current level and quality of operations.

Cash Flows from Financing Activities.    Net cash used by financing activities for the three months ended March 30, 2008 was $1,223. The net cash used by financing activities resulted from net payments of $1,200 under the Credit Facility and $23 of debt issuance costs in connection with the Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2007 to March 30, 2008.

Accounts Receivable.    Accounts receivable increased $129 from December 30, 2007 to March 30, 2008, the majority of which was associated with decreased collections due to a slowdown in economic activity in our markets.

Inventories.    Inventories increased $340 from December 30, 2007 to March 30, 2008, the majority of which was associated with increased newsprint inventories to take advantage of anticipated increases in newsprint pricing combined with declining usage.

Property, Plant, and Equipment.    Property, plant, and equipment decreased $412 during the period from December 30, 2007 to March 30, 2008. Since yearend, we have incurred $43 in capital expenditures offset by depreciation of $455.

Intangible Assets.    Intangible assets decreased $2,721 from December 30, 2007 to March 30, 2008, the majority of which was associated with amortization expense of $2,744.

Accounts Payable.    Accounts payable increased $333 from December 30, 2007 to March 30, 2008, due to the timing of vendor payments.

Accrued Expenses.    Accrued expenses decreased $177 from December 30, 2007 to March 30, 2008, the majority of which was associated with the timing of payment of accrued payroll and benefits.

Accrued Interest.    Accrued interest decreased $108 from December 30, 2007 to March 30, 2008 primarily attributable to borrowings under the Credit Facility.

Other Information

Effective May 1, 2008, the Company accepted the resignation of Daniel J. Wilson, the Chief Financial Officer of the Company. In connection with Mr. Wilson’s resignation, there was no severance or other benefits paid. On this date, stock options with respect to 376,500 shares of the Company’s common stock will be forfeited by Mr. Wilson in connection with his resignation. Mr. Wilson will be available thereafter to the Company on a consulting basis as needed to ensure an appropriate transition to his successor. The Company has commenced an executive search to fill the position on a permanent basis and has named Richard D. Hendrickson, its Corporate Controller, as Acting Chief Financial Officer.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this Form 10-Q, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

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

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	(In thousands)
	Three Months Ended
	March 30, 2008	March 31, 2007
Net (loss) income	$(4,643)	$330
Income tax expense	636	109
Non-cash stock based compensation expense	137	—
Interest income	—	(521)
Interest expense	3,618	—
Depreciation and amortization	3,047	—
Adjusted EBITDA	$2,795	$(82)

The table below shows the reconciliation of net (loss) income to pro forma Adjusted EBITDA for the periods presented:

	(In thousands)
	Three Months Ended
	March 30, 2008	March 31, 2007
Net (loss) income	$(4,643)	$330
Income tax (benefit) expense	636	109
Non-cash stock based compensation expense	137	—
Interest income	—	(521)
Interest expense	3,618	—
Depreciation and amortization	3,047	—
Adjustment for MOTV Acquisition	—	3,366
Pro Forma Adjusted EBITDA	$2,795	$3,284

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering and the options issued under our 2007 Long-Term Incentive Equity Plan are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard 133 (‘‘SFAS 133’’) and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 30, 2007 details the Company’s disclosures about market risk. As of March 30, 2008, there have been no material changes in the market risk for the Company from that discussed in the aforementioned Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Not applicable.

Part II.    Other Information

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.    Risk Factors

Management of the Company cautions readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by us. Item 1A — Risk Factors, in our 2007 Annual Report on Form 10-K for the fiscal year ended December 30, 2007, should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. Such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)    Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive, Financial and Accounting Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2008.

American Community Newspapers Inc. (Registrant)
/s/ Eugene M. Carr
Eugene M. Carr Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Daniel J. Wilson
Daniel J. Wilson Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Richard D. Hendrickson
Richard D. Hendrickson Corporate Controller (Principal Accounting Officer)