Form 10-Q
period 2008-06-29
American Community Newspapers Inc.
filed 2008-11-06
CIK 1321544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32549
American Community Newspapers Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2521288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14875 Landmark Boulevard, Suite 110, Addison, Texas 75254
(Address of principal executive offices)
Telephone: (972) 628-4080
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 6, 2008, 14,623,445 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
American Community Newspapers Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	(unaudited)
	June 29,	December 30,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$2,552	$1,521
Accounts receivable, net of allowance for doubtful accounts of $115 and $88 at June 29, 2008 and December 30, 2007, respectively	7,287	7,010
Inventories	752	618
Other current assets	826	754

Total current assets	11,417	9,903

Property, plant, and equipment, net of accumulated depreciation of $1,809 and $897 at June 29, 2008 and December 30, 2007, respectively	8,555	9,324
Goodwill	34,029	90,110
Intangible assets, net of accumulated amortization of $757 and $5,184 at June 29, 2008 and December 30, 2007, respectively	43,184	101,341
Deferred financing costs, net	3,487	3,770
Other assets	130	100

Total assets	$100,802	$214,548

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,595	$1,401
Accrued expenses	2,010	2,232
Accrued interest and interest rate swap liability	1,187	2,018
Deferred revenue	1,303	1,314
Current portion of long-term liabilities	143,317	2,100

Total current liabilities	149,412	9,065

Long-term liabilities:
Long-term debt	—	137,866
Deferred income taxes	—	1,862
Redeemable preferred stock, $.0001 par value, Authorized 1,000,000 shares; 42,193 issued and outstanding shares at June 29, 2008 and December 30, 2007	4,953	4,556

Total liabilities	154,365	153,349

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.0001 par value, Authorized 50,000,000 shares Issued and outstanding 14,623,445 shares	1	1
Additional paid-in capital	64,559	64,329
Accumulated deficit	(118,123)	(3,131)

Total stockholders’ equity (deficit)	(53,563)	61,199

Total liabilities and stockholders’ equity (deficit)	$100,802	$214,548

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2008	2007	2008	2007
Revenues:
Advertising	$15,773	$—	$30,247	$—
Circulation	676	—	1,352	—
Commercial printing and other	762	—	1,539	—

Total revenues	17,211	—	33,138	—

Operating costs and expenses:
Operating	7,706	—	15,172	—
Selling, general and administrative	5,886	211	11,690	293
Depreciation and amortization	2,230	—	5,125	—
Impairment of goodwill and other intangible assets	110,026	—	110,026	—

	125,848	211	142,013	293

Operating loss	(108,637)	(211)	(108,875)	(293)

Interest expense	(3,363)	—	(7,132)	—
Other (expense) income	532	502	(668)	1,023

(Loss) income from operations before income taxes	(111,468)	291	(116,675)	730
Income tax (expense) benefit	2,319	(105)	1,683	(214)

Net (loss) income	$(109,149)	$186	$(114,992)	$516

(Loss) earnings per share:
Basic and diluted:	$(7.46)	$0.01	$(7.86)	$0.03

Weighted average shares outstanding	14,623,445	16,800,000	14,623,445	16,800,000

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 30, 2007	14,623,445	$1	$64,329	$(3,131)	$61,199
Stock based compensation	—	—	230	—	230
Net loss for the six months ended June 29, 2008	—	—	—	(114,992)	(114,992)

Balance, June 29, 2008	14,623,445	$1	$64,559	$(118,123)	$(53,563)

The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

AMERICAN COMMUNITY NEWSPAPERS INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(114,992)	$516
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,125	—
Impairment of goodwill and other intangible assets	110,026	—
Provision for doubtful accounts	440	—
Non-cash interest expense	2,856	—
Stock based compensation	230	—
Deferred income taxes	(1,862)	—
Change in fair value of interest rate swap	668
Changes in assets and liabilities, net of effect of acquisition:
Cash held in Trust Fund	—	(1,274)
Accounts receivable	(717)	—
Inventories	(134)	—
Other current assets	(72)	25
Long-term assets	(30)	—
Accounts payable	194	(65)
Accrued expenses	(144)	—
Accrued interest	(1,499)	—
Deferred revenue	(11)	—
Taxes payable	(78)	(143)
Deferred dividends	397	255

Net cash provided by (used in) operating activities	397	(686)

Cash flows from investing activities:
Payment of deferred acquisition costs and deposit	—	(882)
Purchases of property, plant and equipment	(144)	—

Net cash used in investing activities	(144)	(882)

Cash flows from financing activities:
Payment of debt issuance costs	(22)	—
Borrowings under Credit Facility	3,300	—
Repayments of Credit Facility	(2,500)	—
Borrowings from related parties	—	376

Net cash provided by financing activities	778	376

Net Increase (decrease) in cash and cash equivalents	1,031	(1,192)
Cash and cash equivalents at beginning of period	1,521	1,193

Cash and cash equivalents at end of period	$2,552	$1

Supplemental disclosures:
Interest paid	$3,880	$3,243
Income taxes paid	$—	$340

Non-cash investing and financing activities:
Accrual of acquisition costs	$—	$1,078
The accompanying notes should be read in conjunction with these unaudited consolidated financial statements.

Notes to Consolidated Financial Statement in thousands ($000s) unless noted otherwise
1. Organization and Basis of Presentation
Courtside Acquisition Corp. (“Courtside”) was incorporated in Delaware on March 18, 2005, as a blank check company whose objective was to acquire an operating business. During the year ended December 31, 2006, Courtside was a corporation in the development stage. On June 20, 2007, Courtside formed a wholly-owned subsidiary, ACN OPCO LLC (the “Operating Company”). On July 2, 2007, in connection with the acquisition of an operating business described in Note 3, Courtside changed its name to American Community Newspapers Inc. (the “Parent”), and the Operating Company changed its name from ACN OPCO LLC to American Community Newspapers LLC. The Parent is now a holding company operating its business through the Operating Company and the Operating Company’s wholly-owned subsidiary, Amendment I, Inc. (collectively, the “Company”).
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2008 and 2007 encompass 13 week periods. The periods presented are hereinafter referred to as either “the thirteen weeks”, “quarter ended” or “three months ended.”
Management believes that the accompanying consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K. The December 30, 2007 accompanying balance sheet has been derived from the audited financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The accompanying consolidated financial statements of American Community Newspapers Inc. (the “Company”) have been prepared assuming that the Company will continue as a going concern. They have been prepared in accordance with accounting principles generally accepted in the United States of America as more fully described in

Note 2, which are consistent with the accounting principles used to prepare the Company’s December 30, 2007 financial statements filed with its Annual Report on Form 10-K. During the period ended June 29, 2008, the Company experienced the following adverse developments which could adversely affect the recoverability of assets or the amounts of liabilities.
As described more fully in Note 4, the Company and its independent valuation advisors performed a valuation of the Company in conformity with the requirements of GAAP in order to evaluate the carrying values and any impairment of goodwill and other intangible assets. On August 13, 2008, the Company filed a Form 8-K reflecting a preliminary impairment charge related to goodwill and other intangibles of at least $69 million. Upon completing the impairment analysis in September 2008, we concluded that the carrying value of $202,926 for our net assets exceeded the $92,900 fair value of net assets by $110,026. The Company recorded a $110.0 million non-cash charge against operating income to reflect the diminution in value of the carrying amounts of these assets. The net loss of $115.0 million for the six months ended June 29, 2008, reduced stockholders’ equity to a deficit of $53.6 million at June 29, 2008. If future events, including those described in the following paragraph, and related impairment tests evidence any further diminution in the carrying values of goodwill and other intangible assets, the cumulative impairment charge will increase and cause further increase in stockholders’ deficit.
As more fully described in Note 5, the Company is in default under certain of the covenants in its debt agreements as of August 13, 2008 and is currently in negotiations with its lenders to restructure its long-term debt. The Company has retained financial advisors to provide advice on the restructuring. Since there is no assurance that these negotiations and/or restructuring efforts will be successful, the entire $143.3 million aggregate balance of all loans outstanding at June 29, 2008 has been reflected as a current liability in the accompanying balance sheet. This has resulted in a liquidity deficiency of $138.0 million, the amount by which current liabilities of $149.4 million exceed current assets of $11.4 million at June 29, 2008. Any restructuring that reduces our outstanding debt is likely to have a substantial impact on our capital structure, including our common equity.
2. Summary of Significant Accounting Policies and Effect of New Accounting Pronouncements
For the period ended June 29, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The following accounting policies had significance on the period ending June 29, 2008.
Going Concern
Management has prepared the financial statements and disclosures for the quarter ended June 29, 2008 under the assumption and belief the Company will continue as a going-concern.
As of August 13, 2008, the Company is in violation of a financial covenant under each of the Credit Facility (defined in Note 5) and Subordinated Credit Facility (defined in Note 5) that requires us to remain below a certain maximum consolidated total debt leverage ratio (as defined in each facility). The Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Credit Facility) not exceed 6.50 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 7.33 to 1.00, based on consolidated total debt for purposes of the Credit Facility of $108,500 and trailing four quarter EBITDA of $14,802. The Subordinated Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Subordinated Credit Facility) not exceed 8.35 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 9.68 to 1.00, based on consolidated total debt for purposes of the Subordinated Credit Facility of $143,317 and trailing four quarter EBITDA of $14,802. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit Facility (“Financial Covenant Defaults”). In addition, due to cross-default provisions under the Credit Facility, the Financial Covenant Default under the Subordinated Credit Facility constitutes an additional default under the Credit Facility (“Cross Default”). Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional event of default under the Credit Facility.
As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”) and the Senior Lenders (defined in Note 5) have restricted our access to additional borrowings under the Revolving Credit Facility (defined in Note 5). Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.
Since our lenders have the right to accelerate the debt at any time and there is no assurance that negotiations with our lenders and/or restructuring efforts will be successful, the entire $143.3 million aggregate balance of all loans outstanding at June 29, 2008 has been reflected as a current liability in the accompanying balance sheet. (See Note 5 for further discussion.)
While we do not expect our lenders to immediately terminate either facility and/or demand immediate repayment of outstanding debt, they have the right to do so as a result of the aforementioned events of default. In such event, the Senior Lenders could seek to foreclose on their security interests in our assets and those of our subsidiaries. Alternatively, our lenders could exercise the other rights and remedies available to them under the Credit Facility and the Subordinated Credit Facility. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.
The Company is presently generating adequate cash flow to fund its operations. The Company and its advisors are in negotiation with its lenders to effect a balance sheet restructuring intended to, among other things, reduce our level of debt and required debt service to a level that can be sustained based upon current cash flow projections. Any restructuring that reduces our outstanding debt is likely to have a substantial impact on our capital structure, including our common equity.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.
Intangible Assets
At the date of acquisition, intangible assets consisting of advertiser, subscriber and customer relationships and mastheads were recorded at their estimated fair values. Advertiser relationships, subscriber relationships and customer relationships are being amortized using the straight-line method over the weighted average remaining expected lives. Mastheads are the newspaper titles in each individual market and are the trademarks, trade names and registered assumed and fictitious names, as commonly referred to in other businesses. It has been determined that mastheads have an indefinite useful life and therefore are not being amortized. As a result of its impairment test of other intangible assets, the Company established a new fair value for definite lived intangible assets and recorded an impairment loss of $42,311 for the three and six months ended June 29, 2008 related to advertiser relationships, subscriber relationships and customer relationships. Mastheads were impaired by $11,634 in the three and six months ended June 29, 2008.
Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, if an impairment loss is recognized, the adjusted carrying amount the intangible asset shall be its new cost basis and shall be amortized over the remaining useful life of that asset. See Note 4 for further discussion.
Goodwill
Under the provisions of SFAS 141, Business Combinations, the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment losses, if any, are reflected in operating income or loss in the statement of operations for the period in which such loss is recognized. As a result of completing its annual impairment analysis under SFAS 141, the Company recorded a goodwill impairment loss of $56,081 for the three and six months ended June 29, 2008. See Note 4 for further discussion.
Deferred Financing Costs
Deferred financing costs are being amortized over the life of the debt using the straight-line method which approximates the effective interest method.

Share-Based Compensation
The Company has one stock-based compensation plan. The Company accounts for grants under this plan under the fair value expense recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 123R, Share-Based Payment.
The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. The Company recognized share-based compensation costs of $93 and $230 during the three and six months ended June 29, 2008, respectively (See Note 6).
Income Taxes
The Company and its subsidiaries file a consolidated tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company had no uncertain tax positions at December 30, 2007 or June 29, 2008, and all years remain open to examination.
The Company follows SFAS No. 109, Accounting for Income Taxes. At June 29, 2008, the Company recorded a valuation allowance on the net deferred tax asset because the Company had determined that it is not likely that the deferred tax asset will be utilized. During the quarter ended June 29, 2008, the Company recorded an impairment charge related to intangible assets that gave rise to the deferred tax liability at December 30, 2007 being reduced and a deferred tax asset created. (See Note 8).
Earnings (loss) per share
Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issued through common stock equivalents. Options related to 1,260,500 shares and warrants related to 27,600,000 shares were anti-dilutive for periods ended June 29, 2008 and December 30, 3007, respectively, and were not included in the weighted average shares outstanding.
Effect of Recently Issued Accounting Pronouncements
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in evaluating goodwill for impairment under SFAS 142, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144. SFAS 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.
SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.
The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities. As permitted, management has deferred the adoption of SFAS 157 as it relates to non-financial assets and non-financial liabilities and is currently evaluating the impact of deferral on the Company’s financial statements.
The fair value of the Company’s interest rate swap liability at March 30, 2008 and June 29, 2008 totaled $1,200 and $668, respectively. The Company recorded a $532 gain as other income for the three months ending June 29, 2008 related to the change in fair value of the interest rate swaps since March 30, 2008. During the six months ended June 29, 2008, the Company recorded a $668 net loss as other expense related to the change in fair value on the interest rate swaps since December 30, 2007.
The Company determines the fair value of its interest rate swaps based on level 2 of the fair value hierarchy under SFAS 157, which is based on market prices of similar assets or liabilities. The Company does not have any other financial assets or liabilities recorded on its financial statements that are required to be measured at fair value under SFAS 157 as of June, 29, 2008.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155

(“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard as of January 1, 2008 had no impact on our consolidated financial statements.
Determination of the Useful Life of Intangible Assets
In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for the Company on January 1, 2009. The Company is evaluating the impact FSP 142-3 will have on the consolidated financial statements, but does not expect it to have a material impact on the consolidated financial statements.
Business Combinations
In December 2007 the FASB issued SFAS 141R (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R established principles and requirements for how an entity which obtains control of one or more businesses (i) recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination and (iii) determines what information to disclose regarding business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on the Company’s financial statements in the event of any business combinations occurring after December 31, 2008.
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the fiscal year beginning January 1, 2009. The Company has not completed its evaluation of the effect of SFAS 161 on its consolidated financial statements.
The Hierarchy of Generally Accepted Accounting Principles
The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), in May 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.
3. Acquisition
Courtside entered into an Asset Purchase Agreement (“APA”) with MOTV LLC (“MOTV” which was formerly known as American Community Newspapers LLC, but is a separate entity from the Operating Company) on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by Courtside of the business and substantially all of the assets of MOTV and the assumption by Courtside of certain of MOTV’s liabilities (the “MOTV Acquisition”). Prior to Courtside’s consummation of the MOTV Acquisition, MOTV acquired the publishing assets of CM Media, Inc. on April 30, 2007.
On July 2, 2007, Courtside consummated the MOTV Acquisition (the “Closing”), for an aggregate cash purchase price, including transaction fees and expenses, of approximately $208,833. The purchase price was subject to certain post-closing adjustments, including for working capital. This adjustment amounted to $427 and is included in the aforementioned price. In addition, Courtside incurred $4,096 of debt issuance costs, which are being amortized over the life of the respective Credit Facility and Subordinated Credit Facility on a straight line basis, which approximates the effective interest method. The Company will also pay to MOTV (i) $1,000 if newspaper cash flow (as defined in the APA) for 2008 is equal to or greater than $19,000, with such payment increasing to up to $15,000 in specified increments, if newspaper cash flow (as defined in the APA) for 2008 equals or exceeds $21,000 and (ii) an additional $10,000 if, during any 20 trading days within any 30 trading day period from the Closing through July 7, 2009, the last reported sale price of the Company’s common stock exceeds $8.50 per share. The acquisition included 3 daily and 83 weekly newspapers, as well as 14 niche publications serving Minneapolis — St. Paul, Minnesota, Dallas, Texas, Northern Virginia (suburban Washington, D.C.) and Columbus, Ohio.
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
The Company performed its annual review of impairment of goodwill and other intangible assets during the quarter ended June 29, 2008. As a result of this review, an impairment charge of $110,026 was recorded (See Note 4).
The unaudited pro forma information for 2007, set forth below, presents the results of operations as if the MOTV Acquisition and MOTV’s acquisition of the publishing assets of CM Media, Inc. on April 30, 2007 had occurred on the first day of the reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the MOTV Acquisition occurred as of the beginning of such period.

	Three	Six
	Months Ended	Months Ended
	July 1, 2007	July 1, 2007
Total revenues	$20,095	$38,134
Net income	1,893	2,855
Earnings per common share — basic and diluted	0.13	0.20

4. Goodwill and Other Intangible Assets
     Intangible assets consist of the following:

	June 29, 2008
	Weighted	Gross		Net
	average	carrying	Accumulated	Carrying
	Useful Lives	Amount	Amortization	Amount

Amortized intangible assets:
Advertiser relationships	7	$30,705	$(714)	$29,991
Subscriber relationships	8	1,129	(23)	1,106
Customer relationships	9	1,147	(20)	1,127

		32,981	(757)	32,224
Non-amortized intangible assets:
Mastheads		10,960	—	10,960

Total Intangible assets, net		$43,941	$(757)	$43,184

Amortization expense for the three and six months ended June 29, 2008 was $1,622 and $4,213, respectively. The average amortization period for amortizable intangible assets is approximately 8 years.
Under the provisions of SFAS 142, Goodwill and Other Intangible Assets, if an impairment loss is recognized, the adjusted carrying amount of an intangible asset shall be its new cost basis and shall be amortized over the remaining useful life of that asset. In accordance with the guidance of SFAS 142, the Company began amortizing the advertising, subscriber and customer relationships at their new costs basis over the remaining useful lives in the quarter ended June 29, 2008.
Estimated future amortization expense as of June 29, 2008, is as follows:
For the fiscal year ending:

2008	$2,274
2009	4,548
2010	4,548
2011	4,548
2012	4,548
Thereafter	11,758

Total	$32,224

The changes in the carrying amount of goodwill are as follows:

June 29, 2008
Goodwill, beginning of year	$90,110
Goodwill, impairment	(56,081)

Goodwill, end of period	$34,029

Impairment
On August 13, 2008, the Company filed a Form 8-K reflecting a preliminary impairment estimate of at least $69 million. Upon completing the impairment analysis in September 2008, the Company recorded a total impairment charge of approximately $110 million related to goodwill and other identifiable intangible assets as summarized in the table below as of April 2008, the measurement date of the impairment test:

	Original
	Carrying Value	Fair Value	Impairment

Mastheads	$22,594	$10,960	$11,634
Advertising, subscriber, and customer relationships	75,292	32,981	42,311
Goodwill	90,110	34,029	56,081

	$187,996	$77,970	$110,026
We had previously decided to perform our annual impairment test during the second fiscal quarter of 2008. The Company’s stock price and market capitalization, a reduced number of newspaper company acquisitions closing at historically low trading multiples, macroeconomic factors impacting the industry as a whole and the Company’s recent decline in forecasted operating performance (including a year-over-year and quarter-over-quarter decline in revenue), along with other factors, impacted the Company’s impairment analysis.
The following describes management’s accounting for the impairment of goodwill and other intangible assets pursuant to SFAS 142 and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 provides accounting guidance for goodwill and indefinite life intangible assets (i.e. mastheads). SFAS 144 provides the impairment accounting guidance for long-lived assets including intangible assets with definite lives (i.e. advertising relationships, subscriber relationships, and customer relationships).
Mastheads
In determining the fair value of mastheads, the Company employed projected discounted future cash flows which resulted in a final total impairment charge of $11,634. The Company concluded that the mastheads should maintain their indefinite life based primarily on two factors: (i) the average age of the mastheads, which is greater than 50 years and (ii) there are no plans to abandon any of the mastheads.
Identifiable intangible assets with definite lives
Advertiser, subscriber and customer relationship intangible assets that are subject to amortization were reviewed for impairment in accordance with SFAS 144. Based on projected discounted future cash flows, the Company determined impairment issues existed related to intangible assets with definite lives.

The calculated fair value using discounted future cash flow projections resulting from our impairment test is shown below:

	Original
	Carrying
	Value	Impairment	Fair Value

Advertisers (A)	$69,319	$(38,614)	$30,705
Subscribers (S)	3,201	(2,072)	1,129
Customers (C)	2,772	(1,625)	1,147

Total A, S & C	$75,292	$(42,311)	$32,981

Based on the Company’s analysis of future cash flows, we believe original estimated useful lives of the intangible assets remain the same.
Goodwill
Per SFAS 142, goodwill shall be tested on annual basis and between annual tests if certain conditions of impairment exist. The Company previously determined that its annual goodwill impairment test date would be in the 2nd quarter of 2008.
Goodwill pertains to the MOTV Acquisition and the Company as a whole is determined to be one reporting unit. Once deemed potentially impaired, the Company has undertaken goodwill impairment testing per SFAS 142 to determine the actual impairment charge as it relates to goodwill.
A valuation of the Company was performed, which considered peer group trading comparables, transaction comparables and a discounted cash flow analysis. The composite results produced a range of enterprise valuations with a mid-point of $92.9 million. Management accepted the mid-point valuation as the estimated fair value for the Company’s assets and used this value in its determination of the goodwill impairment. Per SFAS 142, if the carrying amount of goodwill exceeds the implied fair value, then the excess is recorded as goodwill impairment. Implied fair value is determined consistent with the manner in which goodwill is determined in a business combination. The implied fair value of goodwill is the the excess fair value of the Company over the amounts assigned to the fair value of the Company’s net assets, including other identifiable intangible assets.
Under GAAP, the Company calculated the implied fair value of goodwill to be $34 million which was calculated as the excess of the $92.9 million fair value of the Company over the assigned fair value of the net assets, including the identifiable intangible assets that totaled $58.9 million. As noted above, other intangible assets were determined impaired and therefore were written down to their fair value which established a new carrying basis. For purposes of assigning fair value to other net assets, no adjustments were made. The Company determined that the book value of adjusted working capital, fixed assets and other long term assets approximated fair value. Following SFAS 142 guidance, the Company calculated a total goodwill impairment charge of $56.1 million calculated as the difference between the $34 million implied goodwill fair value and the $90.1 million carrying value of goodwill in the second quarter 2008.

5. Long Term Debt
The Company’s long-term debt is summarized as follows:

June 29, 2008
Revolving Credit Facility	$3,500
Term Loan Facility
Term A Loans	35,000
Term B Loans	70,000

Subordinated Credit Facility	34,817

143,317
Less current portion	(143,317)

$—

The Company’s Credit Facility with the Bank of Montreal, Chicago Branch (“BMO”), as agent, and a group of banks and other commercial lenders (“Senior Lenders”) as lenders (the “Credit Facility”) provides for a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (the “Term Loan Facility”). Proceeds from the Term Loan Facility of $105,000 and proceeds from the Revolving Credit Facility of $6,500 were used to fund the MOTV Acquisition. Substantially all of the Company’s assets and investment in its subsidiaries are pledged as collateral for loans under the Credit Facility. The Operating Company is the borrower under the Credit Facility.
The Credit Facility contains certain restrictive covenants which require the Company to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), consolidated interest coverage and consolidated fixed charge coverage, as defined. In addition, the Credit Facility contains various covenants which, among other things, limit capital expenditures and limit the Company’s ability to incur additional indebtedness, pay distributions and other items.
Borrowings under the Revolving Credit Facility are limited to $20,000 through the scheduled maturity date of July 2, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The Revolving Credit Facility bears interest at either the higher of the prime rate or the Federal funds rate plus 0.50% plus an additional interest rate margin of 1.75% or the London Interbank Offered (“LIBOR”) rate plus 3.00%. The interest rate on the Revolving Credit Facility was 5.625% at June 29, 2008. The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility. The additional interest rate margin on the Revolving Credit Facility is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As of June 29, 2008, we are unable to borrow under the Revolving Credit Facility because our covenant and payment defaults have relieved the Lenders from any obligation to make any Loan under the Credit Agreement. As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”).
The Term A Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 1.75%, or the LIBOR rate plus 3.00%. The interest rate on the individual Term A Loans was 5.5% at June 29, 2008. The Term A Loans are due in quarterly installments from September 30, 2008 through June 30, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term A Loans is subject to decrease based on the Company’s ratio of consolidated total debt to EBITDA. As a consequence of the above mentioned events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”).
The Term B Loans consist of a series of term loans currently bearing interest at either the higher of the prime rate or the federal funds rate plus 0.50% plus an additional interest rate margin of 2.00%, or the LIBOR rate plus 3.25%. The interest rate on the individual Term B Loans was 5.75% at June 29, 2008. The Term B Loans are due in quarterly installments from September 30, 2008 through December 31, 2013, subject to mandatory prepayments related to defined excess cash flows, asset dispositions, equity investments and other items. The additional interest rate margin on the Term B Loans is not subject to decrease. As a consequence of the above mentioned events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”).
On July 2, 2007, in connection with the MOTV Acquisition, the Company also consummated a $30,000 unsecured term loan credit facility agreement (the “Subordinated Credit Facility”) with Ares Capital Corporation (“Ares”). The Parent is the borrower under the Subordinated Credit Facility. The Subordinated Credit Facility matures on July 2, 2014 and has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 17% (with a cash payment discount option). There is no amortization of the Subordinated Credit Facility. The interest rate on the Subordinated Credit facility increased from 15.0% to 17.0% on May 14, 2008 based on the leverage ratio as of March 30, 2008. The term loan may not be prepaid in the first two years and is subject to a prepayment premium of 3%, 2% and 1% in the third, fourth and fifth year, respectively, following the closing date and at par thereafter. The entire amount was immediately drawn down and used to fund the MOTV Acquisition and transaction costs and provide for the purchase of the Conversion Shares.
As of August 13, 2008, the Company has been in violation of a financial covenant under each of the Credit Facility and Subordinated Credit Facility that requires it to remain below a certain maximum consolidated total debt leverage ratio (as defined in each facility). The Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Credit Facility) not exceed 6.50 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 7.33 to 1.00, based on consolidated total debt for purposes of the Credit Facility of $108,500 and trailing four quarter EBITDA of $14,802. The Subordinated Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Subordinated Credit Facility) not to exceed 8.35 to 1.00 at June 29, 2008. As of June 29, 2008, the Company’s consolidated total debt leverage ratio was 9.68 to 1.00, based on consolidated total debt for purposes of the Subordinated Credit Facility of $143,317 and trailing four quarter EBITDA of $14,802. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit

Facility (“Financial Covenant Defaults”). In addition, due to cross-default provisions under the Credit Facility, the Financial Covenant Default under the Subordinated Credit Facility constitutes an additional default under the Credit Facility (“Cross Default”). Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional default under the Credit Facility.
As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”) and the Senior Lenders have restricted our access to additional borrowings under the Revolving Credit Facility. Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.
While the Company does not expect its lenders to immediately terminate either facility and/or demand immediate repayment of outstanding debt, they have the right to do so as a result of the aforementioned events of default. In such event, the Senior Lenders could seek to foreclose on their security interests in our assets and those of our subsidiaries. Alternatively, the Company’s lenders could exercise the other rights and remedies available to them under the Credit Facility and the Subordinated Credit Facility. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.
The Company has classified $143.3 million of debt as a current liability since our lenders have the right to accelerate the debt at any time.
On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30,000 and one in the notional amount of $25,000, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, the Company paid an amount to the swap counterparty representing interest on a notional amount at a fixed rate of 3.91% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR. The Company terminated the interest rate swap contracts on September 29, 2008 and incurred a total close-out fee of $655 which will be added to outstanding debt.
6. Share-Based Compensation
The Company’s 2007 Long-Term Incentive Equity Plan (the “Plan”), which is shareholder-approved, was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its employees. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. For the six months ended June 29, 2008 the Company granted stock options with respect to 10,000 shares of the Company’s common stock. Such stock options expire ten years after the date of grant. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. As of June 29, 2008, a total of 200,396 stock options have vested and are exercisable.

In connection with the MOTV Acquisition, on July 2, 2007, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as revised in December 2004 (“SFAS 123R”). The adoption of SFAS 123R did not have a material impact on the Company’s results of operations, financial position or cash flows. All share-based compensation is accounted for in accordance with the fair-value based method of SFAS 123R.
The Company recognized compensation cost for share-based payments of $93 and $230 during the three and six months ended June 29, 2008. The Company did not recognize compensation cost for the three and six months ended July 1, 2007. The total compensation cost not yet recognized related to non-vested awards as of June 29, 2008 was $1,401 which is expected to be recognized over a weighted average vesting period of approximately four years.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs, which are noted below. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected life of the option, the Company uses the simplified method for average life over the option vesting period due to lack of historical data. Expected volatility is based on historical volatility of comparable newspaper stocks, given the lack of trading history of our stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for the fiscal 2007 and 2008 grants were: (1) expected volatility ranging from 24.50% to 43.13%, (2) risk-free interest rates ranging from 3.11% to 4.90%, (3) expected dividends of 0.0% and (4) average life of 6.125 years.
The following table summarizes common stock option activity during the six months ended June 29, 2008:

		Weighted
		Average
	Options	Exercise Price

Outstanding stock options, December 30, 2007	1,260,500	$4.82
Granted	10,000	0.60
Exercised	—	—
Forfeited	(391,500)	(4.92)

Outstanding stock options, June 29, 2008	879,000	$4.73

Exercisable stock options, June 29, 2008	200,396	$5.10
Weighted average grant date fair value of options granted		$1.73
Weighted average remaining contractual life (years)		9.4
7. Redeemable Preferred Stock
On July 2, 2007, the Company and certain investors entered into an investment and funding agreement with respect to the issuance of up to 45,000 shares of Series A Preferred Stock. On July 3, 2007, the Company made a funding request with respect to

42,193 Preferred Shares for aggregate gross proceeds of $4,219, and the purchase and sale of such Series A Preferred Stock was consummated on July 9, 2007.
Each preferred share entitles the holder to receive cumulative dividends payable on the last day of December, March, June and September in each year in an amount determined at a rate per annum of the accreted value of a preferred share that is 150 basis points higher than the then highest applicable interest rate of the Subordinated Credit Facility; provided, however, that the dividend rate shall not be lower than 15.75% or higher than 16.5%, except in the case of a default under the terms of Series A Preferred Stock or if a default rate becomes applicable under the Subordinated Credit Facility. During the three months ended June 29, 2008, the dividend rate was equal to 16.5%. Any portion of the dividends for a dividend period that is paid in cash when due shall be paid at a rate equal to the applicable dividend rate less 50 basis points.
The imposition of the Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on the Company’s Series A Preferred Stock to rise by 2% to 18.5% under the terms of the certificate of designations with respect thereto.
8. Income Taxes
The Company follows SFAS 109, Accounting for Income Taxes, for the accounting for income taxes. We recorded an income tax benefit of $2,319 and $1,683 for the three and six months ended June 29, 2008, respectively, pertaining to the deferred tax liability that was reduced due to the $110,026 loss for the impairment of goodwill and other intangible assets which originally gave rise to the deferred tax liability.
As of June 30, 2008 we had a gross deferred tax asset balance of $69,907 and a valuation allowance of $69,907, resulting in a net deferred tax balance of $0.
9. Subsequent Events
On July 1, 2008, we retained an advisor to provide financial advisory services. The advisor is assisting us in exploring strategic alternatives relating to, among other things restructuring our long-term debt. Any restructuring that reduces our outstanding debt is likely to have a substantial impact on our capital structure, including our common equity.
As of August 13, 2008, we have been in violation of a financial covenant under each of the Credit Facility and Subordinated Credit Facility as discussed in footnote 4. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit Facility. In addition, due to cross-default provisions under the Credit Facility, the financial covenant default under the Subordinated Credit Facility constitutes an additional event of default under the Credit Facility. Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional default under the Credit Facility. As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”). Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.

On November 30, 2007, the Company executed two interest rate swaps, one in the notional amount of $30,000 and one in the notional amount of $25,000, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, we paid an amount to the swap counterparty representing interest on a notional amount at a fixed rate of 3.91% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR. We terminated the interest rate swap contracts on September 29, 2008 and incurred a total close-out fee of $655 which will be added to the outstanding debt.
On August 21, 2008, the Company received notice from the American Stock Exchange (“AMEX” now known as NYSE Alternext US LLC) staff indicating that the Company was not in compliance with certain of AMEX’s continued listing standards, as set forth in Sections 134 and 1101 of the AMEX Company Guide, due to its failure to file its Form 10-Q for the fiscal quarter ended June 29, 2008 with the SEC. The Company was afforded the opportunity to submit a plan of compliance to AMEX and, on September 4, 2008, the Company did so. On September 23, 2008, AMEX notified the Company that it accepted its plan of compliance and allowed it until November 19, 2008, to regain compliance with the continued listing standards.
On October 21, 2008 the Company announced that it notified AMEX of its intent to voluntarily delist its common stock, warrants and units from AMEX and that it intends to voluntarily deregister its common stock, warrants and units under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and cease filing reports with the SEC.
We anticipate that we will file a Form 25 with the SEC relating to the delisting of our common stock, warrants and units on or about October 31, 2008, with the delisting to be effective ten days thereafter. Accordingly, we anticipate that the last day of trading of our securities on NYSE Alternext will be on or about Tuesday, November 11, 2008.
On the effective date of the delisting, we plan to file a Form 15 to deregister our common stock, warrants and units under the Exchange Act. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended. We expect that the deregistration will become effective 90 days after the date of filing of the Form 15 with the SEC.
We anticipate that following delisting, our common stock, warrants and units will be quoted on over-the-counter markets, so long as market makers demonstrate an interest in trading in the Company’s stock. However, we can give no assurance that trading in its stock will continue on the over-the-counter market or on any other securities exchange or quotation medium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements appearing in this report.
Certain statements in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 30, 2007 (“2007 Form 10-K”), as updated in this Form 10-Q. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
Overview
We are one of the largest community newspaper publishers in the United States, operating within four major U.S. markets: Minneapolis — St. Paul, Minnesota; Dallas, Texas; Northern Virginia (suburban Washington, D.C.); and Columbus, Ohio. Our goal is to be the preeminent provider of local content and advertising in any market we serve.
We were formed on March 18, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On July 7, 2005, we closed our initial public offering (the “Offering”), generating gross proceeds of $82,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $75,691,000, of which $73,764,000 was deposited into a trust fund (the “Trust Fund”) for the benefit of stockholders holding shares purchased in the Offering. Such funds were to be held in trust until the earlier of the completion of a business combination and our liquidation.

We entered into an Asset Purchase Agreement (“APA”) with MOTV LLC (“MOTV,” at the time known as American Community Newspapers LLC) on January 24, 2007 (subsequently amended on May 2, 2007) providing for the purchase by us of the business and substantially all of the assets of MOTV and the assumption by us of certain of MOTV’s liabilities (“MOTV Acquisition”). MOTV Holding LLC (at the time known as ACN Holding LLC), the sole member of MOTV, was also a party to the APA. On June 20, 2007, we formed a wholly-owned subsidiary, American Community Newspapers LLC (the “Operating Company,” at the time known as ACN OPCO LLC), to which we assigned our rights pursuant to the APA. On July 2, 2007, we utilized a combination of cash held in the Trust Fund, along with funds generated from newly issued preferred stock and loans (as described below), to effect the MOTV Acquisition. In connection with the closing of the MOTV Acquisition, we changed our name to American Community Newspapers Inc., and the Operating Subsidiary changed its name to American Community Newspapers LLC. The MOTV Acquisition was accounted for using the purchase method of accounting.
Simultaneously with the closing of the MOTV Acquisition, we closed three financing transactions which provided a portion of the funds used to affect the MOTV Acquisition and pay other expenses associated with such acquisition. We consummated a $125 million secured credit facility (the “Credit Facility”) with the Bank of Montreal, Chicago Branch (“BMO”), as Administrative Agent, and other lenders identified therein (“Senior Lenders”). The Credit Facility consists of a revolving loan facility of up to $20 million (“Revolving Credit Facility”) and a term loan facility of $105 million (“Term Loan Facility”), which includes $35 million in Term A Loans and $70 million in Term B Loans. We also consummated a $30 million unsecured term loan credit facility (the “Subordinated Credit Facility”) with Ares Capital Corporation (“Ares”, and together with Senior Lenders, the “Lenders”). Finally, we issued 42,193 shares of Series A Preferred Stock at a purchase price of $100 per share for aggregate gross proceeds of $4,219,300, with no discounts or commissions being charged (“Series A Preferred Stock,” and together with the Credit Facility and Subordinated Credit Facility, the “2007 Financings”).
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
All dollar amounts in the following text are presented in thousands ($000s).
Recent Developments
On July 1, 2008, we retained an advisor to provide financial advisory services. The advisor is assisting us in exploring strategic alternatives relating to, among other things, restructuring our long-term debt. We continue to work with our lenders on a solution to deleverage the Company. Any restructuring that reduces our outstanding debt is likely to have a substantial impact on our capital structure, including our common equity.
As of August 13, 2008, we are in violation of a financial covenant under each of the Credit Facility and Subordinated Credit Facility that requires us to remain below a certain maximum consolidated total debt leverage ratio (as defined in each facility). The Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Credit Facility) not exceed 6.50 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 7.33 to 1.00, based on consolidated total debt for purposes of the Credit Facility of $108,500 and trailing four quarter EBITDA of $14,802. The Subordinated Credit

Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Subordinated Credit Facility) not to exceed 8.35 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 9.68 to 1.00, based on consolidated total debt for purposes of the Subordinated Credit Facility of $143,317 and trailing four quarter EBITDA of $14,802. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit Facility (“Financial Covenant Defaults”). In addition, due to cross-default provisions under the Credit Facility, the Financial Covenant Default under the Subordinated Credit Facility constitutes an additional default under the Credit Facility (“Cross Default”). Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional event of default under the Credit Facility. As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”). Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.
On August 13, 2008, the Company filed a Form 8-K reflecting a preliminary impairment charge related to goodwill and other intangibles of at least $69 million. Upon completing the impairment analysis in September 2008, we concluded that the carrying value of $202,926 for our net assets exceeded the $92,900 fair value of net assets by $110,026. As a result, we recorded a pretax, non-cash operating charge of $110,026 for the three months and six months ended June 29, 2008 related to goodwill and other intangibles. We had previously reported our intention to perform our annual impairment test during the second fiscal quarter of 2008. The Company’s stock price and market capitalization, a reduced number of newspaper company acquisitions closing at historically low trading multiples, macroeconomic factors impacting the industry as a whole and the Company’s recent and forecasted operating performance (including a year-over-year and quarter-over-quarter decline in revenue), along with other factors, impacted the Company’s impairment analysis.
On November 30, 2007, we executed two interest rate swaps, one in the notional amount of $30,000 and one in the notional amount of $25,000, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, we paid an amount to the swap counterparty representing interest on a notional amount at a fixed rate of 3.91% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR. We terminated the interest rate swap contracts on September 29, 2008 and incurred a total close-out fee of $655 which will be added to the outstanding debt.
On August 21, 2008, the Company received notice from the American Stock Exchange (“AMEX” now known as NYSE Alternext US LLC) staff indicating that the Company was not in compliance with certain of AMEX’s continued listing standards, as set forth in Sections 134 and 1101 of the AMEX Company Guide, due to its failure to file its Form 10-Q for the fiscal quarter ended June 29, 2008 with the SEC. The Company was afforded the opportunity to submit a plan of compliance to AMEX and, on September 4, 2008, the Company did so. On September 23, 2008, AMEX notified the Company that it accepted its plan of compliance and allowed it until November 19, 2008, to regain compliance with the continued listing standards.
On October 21, 2008 the Company announced that it notified AMEX of its intent to voluntarily delist its common stock, warrants and units from AMEX and that it intends to voluntarily deregister its common stock, warrants and units under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and cease filing reports with the SEC.
We anticipate that we will file a Form 25 with the SEC relating to the delisting of our common stock, warrants and units on or about October 31, 2008, with the delisting to be effective ten days thereafter. Accordingly, we anticipate that the last day of trading of our securities on NYSE Alternext will be on or about Tuesday, November 11, 2008.
On the effective date of the delisting, we plan to file a Form 15 to deregister our common stock, warrants and units under the Exchange Act. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended. We expect that the deregistration will become effective 90 days after the date of filing of the Form 15 with the SEC.
We anticipate that following delisting, our common stock, warrants and units will be quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in the Company’s stock. However, we can give no assurance that trading in our securities will continue on the Pink Sheets or on any other securities exchange or quotation medium.
Recently Issued Accounting Standards
A description of the new accounting pronouncements that we have adopted, or plan to adopt, may be found in Note 2 to the consolidated financial statements included with this Form 10-Q.
Pro Forma
On the following pages, we present our operating results on a pro forma basis for the three and six months ended July 1, 2007, in addition to presenting our historical operating results for the three and six months ended June 29, 2008. This pro forma presentation for these periods assumes that the MOTV Acquisition, the acquisitions effected by MOTV during 2007 and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the MOTV Acquisition, the acquisitions effected by MOTV during 2007 and the 2007 Financings occurred at the beginning of the pro forma period. However, on an actual basis, almost all significant fluctuations between the three and six months ended June 29, 2008 and July 1, 2007 occurred as a result of the MOTV Acquisition. This pro forma presentation is for comparison purposes as the Company had no significant operations for the six months ended July 1, 2007.
Critical Accounting Policy Disclosure
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United State of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A summary of our significant accounting policies may be found in Note 2 of the consolidated financial statements included with this Form 10-Q. There have been no changes in critical accounting policies in the current year from those described in Note 2 of our consolidated financial statements for the year ended December 30, 2007.
Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007 (Pro Forma)
The discussion of our results of operations that follows is based upon our pro forma results of operations for (i) the thirteen (13) week period ended June 29, 2008, and (ii) the thirteen (13) week period ended July 1, 2007. These thirteen (13) week periods are referred to as either “the thirteen weeks,” “quarter ended” or “three months ended.”
The following table compares our actual and pro forma operating results for the three months ended June 29, 2008 and July 1, 2007.

	Unaudited
	(In thousands)
	Three Months Ended
	June 29, 2008	July 1, 2007	Period change
	Actual	Pro Forma	$	%
Revenues:
Advertising	$15,773	$18,685	$(2,912)	-15.6%
Circulation	676	774	(98)	-12.7%
Commercial printing and other	762	636	126	19.8%

Total revenues	17,211	20,095	(2,884)	-14.4%

Operating costs and expenses:
Operating	7,706	8,567	(861)	-10.1%
Selling, general and administrative	5,886	6,240	(354)	-5.7%
Depreciation and amortization	2,230	3,480	(1,250)	-35.9%
Impairment of goodwill and other intangible assets	110,026	—	110,026

	125,848	18,287	107,561	588.2%

Operating income (loss)	(108,637)	1,808	(110,445)	-6,108.7%

Interest expense	(3,363)	(2,287)	(1,076)	47.0%
Other (expense) income	532	—	532	—

(Loss) income from operations before income taxes	(111,468)	(479)	(110,989)	23,171.0%
Income tax benefit	2,319	—	2,319	—

Net (loss) income	$(109,149)	$(479)	$(108,670)	22,686.8%

(Loss) earnings per share:
Basic and diluted:	$(7.46)	$(0.03)	$(7.43)	22,686.8%

Weighted average shares outstanding	14,623,445	14,623,445	—

Advertising Revenue. The advertising revenue compared to prior year pro forma revenue decrease was due in large part to a revenue decline in all markets that our publications serve. We have realized classified advertising declines in retail, automobile, real estate and employment sectors which are associated with a decline in the economy in the markets we serve. Retail advertising, a majority of which is derived from local merchants, is down $946, or 10.2%, from last year. Real estate revenue declines of $871, or 34.7%, relate to advertising of home sales and improvements. Automobile revenue declines of $101, or 18.9%, relate to individual and dealership advertising for vehicle sales and servicing. Employment revenue has declined $548, or 26.6%, from the same period last year.

Internet advertising revenue has increased $73, or 17.2%, over last year. The increase was the result of new internet advertising products launched across all of our websites, as well as increased visitors and page views from the prior year period.
Circulation Revenue. The circulation revenue compared to prior year pro forma circulation revenue decrease was primarily due to a decrease of $74 from our Columbus operations. We are reaching an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation revenue represents a small percentage of our revenue, 3.9% for the quarter ended June 29, 2008, due to our focus on controlled distribution products.
Commercial Printing and Other Revenue. The commercial printing revenue compared to prior year pro forma commercial printing revenue increase was primarily due to obtaining new commercial printing jobs in our Columbus and Dallas operations.
Operating Costs. The operating costs compared to prior year pro forma operating cost have decreased in line with revenue reductions. Newsprint usage declined $206, or 13.4%, which helped offset newsprint costs increase of $72, or 4.7%, from the same period last year. Other pro forma operating costs, which principally consist of labor, were down $637 in 2008, due to decreased headcount levels.
Selling, General and Administrative Expenses. The selling, general and administrative expense compared to prior year proforma selling, general and administrative expense decrease was the result of declines in pro forma local display and pro forma classified advertising sales expense related to the revenue decrease described above. Other decreases were across multiple general and administrative expense categories due to cost containment initiatives put in place by management during 2007 combined with the realization of staffing synergies associated with the acquisition of the Columbus newspaper group in April 2007.
Depreciation and Amortization. The depreciation and amortization compared to prior year pro forma depreciation and amortization decrease was primarily due to impairment of intangibles discussed below. The pro forma amount includes a $2,373 pro forma adjustment as if the MOTV acquisition had occurred at the beginning of the period.
Impairment of Goodwill and Other Intangible Assets. The Company performed its assessment of fair value of goodwill and other intangible assets for the quarter ended June 29, 2008. As a result of this review, the Company determined that the carrying value of the Company exceeded its fair value and therefore incurred an impairment charge against operations of $110,026. Further information regarding the impairment charge is set forth below under the heading entitled “Impairment.”
Interest Expense. The interest expense compared to prior year pro forma interest expense increase was due to increased debt levels.
Three Months Ended June 29, 2008 Compared to Three Months Ended June 30, 2007
The discussion of our results of operations that follows is based upon our historical results of operations for (i) the thirteen (13) week period ended June 29, 2008, and (ii) the thirteen (13) week period ended June 30, 2007. These thirteen (13) week periods are referred to as either “the thirteen weeks”, “quarter ended” or “three months ended”. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.
The following table compares our results for the three months ended June 29, 2008 and June 30, 2007.

	Unaudited
	(In thousands)
	Three Months Ended
	June 29, 2008	July 1, 2007	Period change
	Actual	Actual	$	%
Revenues:
Advertising	$15,773	$—	$15,773	—
Circulation	676	—	676	—
Commercial printing and other	762	—	762	—

Total revenues	17,211	—	17,211	—

Operating costs and expenses:
Operating	7,706	—	7,706	—
Selling, general and administrative	5,886	211	5,675	2,690%
Depreciation and amortization	2,230	—	2,230	—
Impairment of goodwill and other intangible assets	110,026	—	110,026	—

	125,848	211	125,637	59,544%

Operating loss	(108,637)	(211)	(108,426)	51,387%

Interest expense	(3,363)	—	(3,363)	—
Other (expense) income	532	502	30	6%

(Loss) income from operations before income taxes	(111,468)	291	(111,759)	-38,405%
Income tax benefit	2,319	(105)	2,424	-2,309%

Net (loss) income	$(109,149)	$186	$(109,335)	-58,782%

(Loss) earnings per share:
Basic and diluted:	$(7.46)	$0.01	$(7.48)

Weighted average shares outstanding	14,623,445	16,800,000	(2,176,555)

Total Revenues. Total revenue increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations until after its July 2, 2007 acquisition date.

Operating Costs. Operating costs increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations and related expenses until after its July 2, 2007 acquisition date.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increase was due to the MOTV Acquisition. The Company did not have revenue generating- operations and related expenses until after its July 2, 2007 acquisition date.
Depreciation and Amortization. Depreciation and amortization expense increase was due to the MOTV Acquisition. The Company did not have revenue generating operations and related expenses until after its July 2, 2007 acquisition date.
Impairment of Goodwill and Other Intangible Assets. The Company performed its annual assessment of fair value of goodwill and other intangible assets for the quarter ended June 29, 2008. As a result of this review, we determined that carrying value of the Company exceeded its fair value and therefore incurred an impairment charge against operations totaling $110,026. Further information regarding the impairment charge is set forth below under the heading entitled “Impairment.”
Interest Expense. Interest expense increase was due to the MOTV Acquisition and 2007 Financings.
Interest Income. Interest income decrease was due to the utilization of the Trust Fund to fund the MOTV Acquisition on July 2, 2007.
Income Tax Expense. Income tax expense decrease was due to the MOTV Acquisition.
Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007 (Pro Forma)
The discussion of our results of operations that follows is based upon our pro forma results of operations for (i) the twenty-six (26) week period ended June 29, 2008, and (ii) the twenty-six (26) week period ended July 1, 2007. These twenty-six (26) week periods are referred to as either “the twenty-six weeks,” “year to date ended” or “six months ended.”

The following table compares our actual and pro forma operating results for the six months ended June 29, 2008 and July 1, 2007.

	Unaudited
	(In thousands)
	Six Months Ended
	June 29, 2008	July 1, 2007	Period change
	Actual	Pro Forma	$	%
Revenues:
Advertising	$30,247	$35,150	$(4,903)	-13.9%
Circulation	1,352	1,698	(346)	-20.4%
Commercial printing and other	1,539	1,286	253	19.7%

Total revenues	33,138	38,134	(4,996)	-13.1%

Operating costs and expenses:
Operating	15,172	17,065	(1,893)	-11.1%
Selling, general and administrative	11,690	12,497	(807)	-6.5%
Depreciation and amortization	5,125	6,552	(1,427)	-21.8%
Impairment of goodwill and other intangible assets	110,026	—	110,026	—

	142,013	36,114	105,899	293.2%

Operating loss	(108,875)	2,020	(110,895)	-5,489.9%

Interest expense	(7,132)	(3,734)	(3,398)	91.0%
Other (expense) income	(668)	—	(668)	—

(Loss) income from operations before income taxes	(116,675)	(1,714)	(114,961)	6,707.2%
Income tax benefit	1,683	—	1,683

Net (loss) income	$(114,992)	$(1,714)	$(113,278)	6,609.0%

(Loss) earnings per share:
Basic and diluted:	$(7.86)	$(0.12)	$(7.75)	6,609.0%

Weighted average shares outstanding	14,623,445	14,623,445	—

Advertising Revenue. The advertising revenue compared to the prior year pro forma advertising revenue decrease was due in large part to a revenue decrease from our Minnesota operations associated with a decline in advertising resulting from the slow housing market and a related downturn in economic activity in the Minneapolis — St. Paul market, although all of our newspaper groups experienced revenue declines during this period. Pro forma national and local retail revenue decreased $1,396, or 8.0%, in 2008. This decrease is partially a result of a decline in national retail advertising due to a discontinuation of one-time advertising programs in a number of segments, as well as a downturn in economic activity in our Minneapolis — St. Paul, Dallas and Northern Virginia

regions. We have realized classified advertising declines in automobile, real estate and employment sectors which all appear associated with a decline in the economy in the markets we serve. Real estate revenue declines of $1,525, or 32.4%, relate to advertising of home sales and improvements. Automobile revenue declines of $261, or 23.6%, relate to individual and dealership advertising for vehicle sales and servicing. Employment revenue has declined $913, or 22.2%, from the same period last year. All other classified declined revenue declined $790, or 40%.
Pro forma internet revenue increased $113, or 14.3%, in 2008. This increase was the result of new internet advertising products launched across all of our web sites, as well as increased visitors and page views from the prior year period.
Circulation Revenue. The circulation revenue compared to the prior year pro forma circulation revenue decrease was primarily due to a decrease of $273, or 34.7%, from our Columbus operations. We are reaching an increasingly larger share of the market through our online website growth and our controlled distribution strategy. Circulation represents a small percentage of our revenue, 4.1% for the six months ended June 29, 2008, due to our focus on controlled distribution products.
Commercial Printing and Other Revenue. The commercial printing and other revenue compared to the prior year commercial printing and other revenue pro forma revenue increase was primarily due to obtaining new commercial printing jobs in our Columbus and Dallas operations.
Operating Costs. Operating costs have declined versus the prior year pro forma operating costs as production has been reduced in line with revenue reductions. Newsprint costs declined $490, or 14.1%, from the same period last year. Other pro forma operating costs, which principally consist of labor, were down $1403, or 8.2%, in 2008, due to a decrease in headcount levels.
Selling, General and Administrative Expenses. Selling, general and administrative expense have decreased compared to the prior year pro forma amounts as the result of declines in pro forma local display and pro forma classified advertising sales expense related to the revenue decrease from the prior period. Other decreases were across multiple general and administrative expense categories due to cost containment initiatives put in place by management during 2007 combined with the realization of staffing synergies associated with the acquisition of the Columbus newspaper group in April 2007.
Depreciation and Amortization. Depreciation and amortization compared to the prior year pro forma depreciation and amortization have decreased due to impairment of intangibles discussed below. The pro forma amount includes a $4,568 pro forma adjustment as if the MOTV acquisition had occurred at the beginning of the period.
Impairment of Goodwill and Other Intangible Assets. The Company performed its annual assessment of fair value of goodwill and other intangible assets for the quarter ended June 30, 2008. As a result of this review, we determined that carrying value of the Company exceeded its fair value and therefore incurred an impairment charge against operations totaling $110,026. Further information regarding the impairment charge is set forth below under the heading entitled “Impairment.”

Interest Expense. Interest expense increased compared with the prior year pro forma amount as a result of increased debt levels.
Six Months Ended June 29, 2008 Compared to Six Months Ended June 30, 2007
The discussion of our results of operations that follows is based upon our historical results of operations for (i) the twenty-six (26) week period ended June 29, 2008, and (ii) the twenty-six (26) week period ended June 30, 2007. These twenty-six (26) week periods are referred to as either “the twenty-six weeks,” “year to date ended” or “six months ended.” The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.
The following table compares our operating results for the six months ended June 29, 2008 and June 30, 2007.

	Unaudited
	(In thousands)
	Six Months Ended
	June 29, 2008	June 29, 2007	Period change
	Actual	Actual	$	%
Revenues:
Advertising	$30,247	$—	$30,247	—
Circulation	1,352	—	1,352	—
Commercial printing and other	1,539	—	1,539	—

Total revenues	33,138	—	33,138	—

Operating costs and expenses:
Operating	15,172	—	15,172	—
Selling, general and administrative	11,690	293	11,397	3,889.8%
Depreciation and amortization	5,430	—	5,430	—
Impairment of goodwill and other intangible assets	110,026	—	110,026	—

	142,318	293	142,025

Operating loss	(109,180)	(293)	(108,887)	37,162.8%

Interest expense	(6,827)	—	(6,827)	—
Other (expense) income	(668)	1,023	(1,691)	-165%

(Loss) income from operations before income taxes	(116,675)	730	(117,405)	-16,082.9%
Income tax expense	1,683	(214)	1,897	-886.4%

Net (loss) income	$(114,992)	$516	$(115,508)	-22,385.3%

(Loss) earnings per share:
Basic and diluted:	$(7.86)	$0.03	$(7.89)	-25,702.2%

Weighted average shares outstanding	14,623,445	16,800,000	(2,176,555)

Total Revenues. Revenue increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations until after the July 2, 2007 acquisition date.
Operating Costs. Operating costs increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations and related expenses until after the July 2, 2007 acquisition date.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations and related expenses until after the July 2, 2007 acquisition date.

Depreciation and Amortization. Depreciation and amortization expense increase was due to the MOTV Acquisition. The Company did not have revenue-generating operations and related expenses until after the July 2, 2007 acquisition date.
Impairment of Goodwill and Other Intangible Assets. The Company performed its annual assessment of fair value of goodwill and other intangible assets for the quarter ended June 30, 2008. As a result of this review, we determined that carrying value of the Company exceeded its fair value and therefore incurred an impairment charge against operations totaling $110,026. Further information regarding the impairment charge is set forth below under the heading entitled “Impairment.”
Interest Expense. Interest expense increase was due to the MOTV Acquisition and 2007 Financings.
Interest Income. Interest income decrease was due to the utilization of the Trust Fund to fund the MOTV Acquisition on July 2, 2007.
Income Tax Expense. Income tax expense decrease was due to the MOTV Acquisition.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been cash provided by operating activities and borrowings under our Revolving Credit Facility. This historical cash flow trend has not held for 2008 as we have experienced a continued weakness in our print advertising revenue streams.
As of June 29, 2008, there was outstanding loan debt and accrued interest on the Credit Facility of $109,019 and on the Subordinated Credit Facility of $34,817. The Credit Facility is secured by the Company and its operating subsidiaries’ assets including the equity interests of such subsidiaries. The Subordinated Credit Facility is unsecured.
The Credit Facility and the Subordinated Credit Facility contain covenants which require us to maintain certain financial ratios, including consolidated total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), consolidated interest coverage and consolidated fixed charge coverage, as defined therein. In addition, the Credit Facility contains various other covenants which, among other things, limit capital expenditures and limit our ability to incur additional indebtedness, pay distributions and other items.
As of August 13, 2008, we have been in violation of a financial covenant under each of the Credit Facility and Subordinated Credit Facility that requires us to remain below a certain maximum consolidated total debt leverage ratio (as defined in each facility). The Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Credit Facility) not exceed 6.50 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 7.33 to 1.00, based on consolidated total debt for purposes of the Credit Facility of $108,500 and trailing four quarter EBITDA of $14,802. The Subordinated Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Subordinated Credit Facility) not to exceed 8.35 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 9.68 to 1.00, based on consolidated total debt for purposes of the Subordinated Credit Facility of $143,317 and trailing four quarter EBITDA of $14,802. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit Facility (“Financial Covenant Defaults”). In addition, due to cross-default provisions under the Credit Facility, the Financial Covenant Default under the Subordinated Credit Facility constitutes an additional default under the Credit Facility (“Cross Default”). Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional event of default under the Credit Facility. As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”) and the Senior Lenders have restricted our access to additional borrowings under the Revolving Credit Facility. Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.
While we do not expect our lenders to immediately terminate either facility and/or demand immediate repayment of outstanding debt, they would have the right to do so as a result of the aforementioned events of default. In such event, the Senior Lenders could seek to foreclose on their security interests in our assets and those of our subsidiaries. Alternatively, our lenders could exercise the other rights and remedies available to them under the Credit Facility and the Subordinated Credit Facility. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.
On July 1, 2008, we retained an advisor to provide financial advisory services. The advisor is assisting us in exploring strategic alternatives relating to, among other things, restructuring our long-term debt. Any restructuring that reduces our outstanding debt is likely to have a substantial impact on our capital structure, including our common equity.
Cash Flows
The following table summarizes our historical cash flows.

	Unaudited (In thousands)
	Six Months Ended
	June 29,	July 1,
	2008	2007
Cash provided by (used in) operating activities	$397	$(686)
Cash used in investing activities	(144)	(882)
Cash provided by financing activities	778	376

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 29, 2008 and July 1, 2007. The majority of the changes are the result of the MOTV Acquisition which occurred on July 2, 2007.
Cash Flows from Operating Activities. Net cash provided by operating activities increased $1,083 from the prior year primarily resulting from the cash held in Trust Fund of $1,274 in 2007 offset by other working capital changes in 2008 related to the operating business. Accounts receivable increased by $717 from the prior year and accounts payable increased by $259 during the same period.
Cash Flows from Investing Activities. Net cash flows used in investing activities decreased by $738 from the prior year due to payment of deferred acquisition cost of $882 in 2007 offset by capital expenditures of $144 in 2008.
Cash Flows from Financing Activities. Net cash provided by financing activities increased by $402 from the prior period due to increased borrowings.
Impairment
In connection with the preparation and audit of the financial statements for the second fiscal quarter of 2008, management concluded that a material charge would need to be recorded for impairment of intangible assets. We performed our annual impairment test during the second fiscal quarter of 2008. Considering our stock price and market capitalization, a reduced number of newspaper company acquisitions closing at historically low trading multiples, macroeconomic factors impacting the industry as a whole and our recent and forecasted operating performance (including a year-over-year and quarter-over-quarter decline in revenue), along with other factors, we also determined that indicators of potential impairment were present during the quarter.
For the three and six months ended June 29, 2008, we recorded a pretax, non-cash operating charge in the amount of $110,026. We determined the fair value of the individual impaired assets and, accordingly, reduced the carrying value of goodwill by $56,081 and the mastheads by $11,634. Additionally, the Company reduced the carrying value of certain amortized intangible assets by $42,311. We evaluated our other assets and liabilities and concluded that their carrying value approximated fair value.
The required valuation methodology and underlying financial information that were used to analyze the impairment require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
The Company does not expect the impairment charge to require any future cash expenditures.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2007 to June 29, 2008.

Accounts Receivable. Accounts receivable decreased $277, net, from December 30, 2007 to June 29, 2008, the majority of which was associated with declining revenues.
Inventories. Inventories increased $134 from December 30, 2007 to June 29, 2008, the majority of which was associated with higher newsprint pricing offset by a decreased level of newsprint purchases due to lower consumption.
Property, Plant, and Equipment. Property, plant, and equipment decreased $769 during the period from December 30, 2007 to June 29, 2008. Since year end, we have incurred $144 in capital expenditures offset by depreciation of $913.
Goodwill and Intangible Assets. Goodwill and intangible assets decreased by $114,238 during the period from December 30, 2007 to June 29, 2008 mostly from the aforementioned $110,026 impairment charge and $4,212 amortization expense related to intangible assets.
Accounts Payable. Accounts payable increased $194 from December 30, 2007 to June 29, 2008, due to timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $144 from December 30, 2007 to June 29, 2008, the majority of which was associated with the timing of payments.
Accrued Interest. Accrued interest decreased $1,499 from December 30, 2007 to June 29, 2008 primarily attributable to monthly payments of interest on debt instead of quarterly as in the prior year.
Deferred income taxes. Deferred income taxes decreased $1,862 from December 30, 2007 to June 29, 2008 due to the removal of the deferred tax liability upon recognition of the impairment of goodwill and other intangible assets.
Other Information
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
Adjusted EBITDA and pro forma Adjusted EBITDA are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA or pro forma Adjusted EBITDA as substitutes for any such GAAP financial measure. We strongly encourage you to review the reconciliation of net income (loss) to Adjusted EBITDA and reconciliation of net income (loss) to pro forma Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Form 10-Q. We also strongly encourage you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and pro forma Adjusted EBITDA are not measures of financial performance under GAAP and are susceptible to varying calculations, the Adjusted EBITDA and pro forma Adjusted EBITDA measures, as presented in this Form 10-Q, may differ from and may not be comparable to similarly titled measures used by other companies.
The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net Income (loss)	$(109,149)	$186	$(114,992)	$516
Income tax benefit	(2,319)	105	(1,683)	214
Non-cash stock based compensation expense	93	—	230	—
Other (expense) income	(532)	(502)	668	(1,023)
Interest expense	3,363	—	7,132	—
Depreciation and amortization	2,230	—	5,125	—
Impairment of goodwill and other intangible assets	110,026	—	110,026	—

Adjusted EBITDA	$3,712	$(211)	$6,506	$(293)

The table below shows the reconciliation of net (loss) income to Pro forma Adjusted EBITDA for the periods presented (thousands):

	3 months	6 months
	July 1,	July 1,
	2007	2007

Proforma Net Income	$(479)	$(1,714)
Interest	2,287	3,734
Depreciation and amortization	3,480	6,552

Pro Forma Adjusted EBITDA	$5,288	$8,572

Off Balance Sheet Arrangements
Options and warrants issued in conjunction with our initial public offering and the options issued under our 2007 Long-Term Incentive Equity Plan are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard 133 (“SFAS 133’’) and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Not applicable.
Item 4T. Controls and Procedures
Disclosure controls and procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
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
Item 1A. Risk Factors
Management of the Company cautions readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by us. Uncertainties, risks and other factors under the heading “Risk Factors,” in our 2007 Form 10-K should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. Such risks and uncertainties are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

The following risk factors from our 2007 Form 10-K are updated for material changes as of June 29, 2008, as set forth below:
Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes.
We have a significant amount of indebtedness. At June 29, 2008, we had indebtedness outstanding of $108.5 million under the Credit Facility and $34.8 million under the Subordinated Credit Facility. Our pro forma and actual interest expense for the three months ended June 29, 2008 was $2.3 million and $3.4 million, respectively, and for the six months ended June 29, 2008, was $3.7 million and $7.1 million, respectively. At June 29, 2008, the borrowings under the Credit Facility were subject to floating interest rates ranging from 5.5% to 5.75%. Our Subordinated Credit Facility has a leverage ratio based floating rate of payment-in-kind interest of between 14.25% and 15.0% (with a cash payment discount option). In the case of a default, the interest rate shall not be limited to 15.0%, and the applicable interest rate shall be 2.0% above the otherwise then applicable interest rate until such default is cured. The current interest rate on the Subordinated Credit Facility is 17%. Interest on the borrowings under our Subordinated Credit Facility is due on maturity at July 2, 2014.
On November 30, 2007, we executed two interest rate swaps, one in the notional amount of $30,000 and one in the notional amount of $25,000, with a spot starting date of December 4, 2007. The interest rate swaps have identical terms of two years. Under these swaps, we paid an amount to the swap counterparty representing interest on a notional amount at a fixed rate of 3.91% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to the three-month LIBOR. We terminated the interest rate swap contracts on September 29, 2008 and incurred a total close-out fee of $655 which will be added to outstanding debt.
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
As of August 13, 2008, the Company has been in violation of a financial covenant under each of the Credit Facility and Subordinated Credit Facility that requires it to remain below a certain maximum consolidated total debt leverage ratio (as defined in each facility). The Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Credit Facility) not exceed 6.50 to 1.00 at June 29, 2008. As of June 29, 2008, our consolidated total debt leverage ratio was 7.33 to 1.00, based on consolidated total debt for purposes of the Credit Facility of $108,500 and trailing four quarter EBITDA of $14,802. The Subordinated Credit Facility’s covenant requires that the ratio of consolidated debt to EBITDA for the trailing four quarters (each as calculated pursuant to the Subordinated Credit Facility) not exceed 8.35 to 1.00 at June 29, 2008. As of June 29, 2008, the Company’s consolidated total debt leverage ratio was 9.68 to 1.00, based on consolidated total debt for purposes of the Subordinated Credit Facility of $143,317 and trailing four quarter EBITDA of $14,802. Violation of these financial covenants constitutes an event of default under the Credit Facility and the Subordinated Credit Facility (“Financial Covenant Defaults”). In addition, due to cross-default provisions under the Credit Facility, the Financial Covenant Default under the Subordinated Credit Facility constitutes an additional default under the Credit Facility (“Cross Default”). Additionally, on September 30, 2008, we failed to pay principal in the amount of $1,050 with respect to the Term A and the Term B Loans as required by the Credit Facility. Such failure to pay constitutes an additional default under the Credit Facility.
As a consequence of these events of default, any interest due and payable under the Credit Facility shall be at a rate that is 2% in excess of the interest otherwise payable with respect to the applicable Loans (“Default Interest Rate”) and the Senior Lenders have restricted our access to additional borrowings under the Revolving Credit Facility. Furthermore, under a cross default provision contained in the certificate of designations for the Company’s Series A Preferred Stock, the imposition of Default Interest Rate under the Subordinated Credit Facility has caused the dividend rate on Series A Preferred Stock to increase by 2%.
While we do not expect our lenders to immediately terminate either facility and/or demand immediate repayment of outstanding debt, they have the right to do so as a result of the aforementioned events of default. In such event, the Senior Lenders could seek to foreclose on their security interests in our assets and those of our subsidiaries. Alternatively, our lenders could exercise the other rights and remedies available to them under the Credit Facility and the Subordinated Credit Facility. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.
Goodwill and other intangible assets
Upon the closing of the MOTV Acquisition on July 2, 2007, we had significant amounts of goodwill and identified intangible assets. In connection with the preparation and audit of the financial statements for the second fiscal quarter of 2008, management concluded that a material charge would need to be recorded for impairment of these assets.

For the period ended June 29, 2008, we recorded a pretax, non-cash operating charge in the amount of $110,026. We determined the fair value of the individual impaired assets and, accordingly, reduced the carrying value of goodwill by $56,081 and the mastheads by $11,634. Additionally, we reduced the carrying value of certain amortized intangible assets by $42,311. We evaluated our other assets and liabilities and concluded that their carrying value approximated fair value.
We still have significant amounts of goodwill and other identified intangible assets which may not be realizable in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Information relating to the occurrence of events of default under the Credit Facility and Subordinated Credit Facility is contained under heading “Liquidity and Capital Resources” in Item 2 of Part I of this Form 10-Q, which information is incorporated herein by reference.
While we do not expect our lenders to immediately terminate either facility and/or demand immediate repayment of outstanding debt, they would have the right to do so as a result of the aforementioned events of default. In such event, the Senior Lenders could seek to foreclose on their security interests in our assets and those of our subsidiaries. Alternatively, our lenders could exercise the other rights and remedies available to them under the Credit Facility and the Subordinated Credit Facility. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.
Item 4. Submission of Matters to Vote of Security Holders
We held our annual meeting of stockholders on April 29, 2008 (“Annual Meeting”). At the Annual Meeting, our stockholders considered one proposal, the election of Messrs. Eugene M. Carr and Robert H. Bloom to serve in the class of directors whose terms expire in 2011. 12,475,914 shares were voted in favor of Mr. Carr’s election, with 4,178 shares withholding authority; 12,475,914 shares were voted in favor of Mr. Bloom’s election with 4,178 shares withholding authority.
Messrs. Richard D. Goldstein, Bruce M. Greenwald and Dennis H. Leibowitz continue to serve as directors in the class of directors whose terms expire in 2009. Messrs. Peter R. Haje and John Erickson continue to serve as directors in the class of directors whose terms expire in 2010.
The deadline for receiving stockholder nominations and stockholder proposals for the annual meeting to be held in 2009 is December 9, 2008, rather than December 9, 2009 as set forth on page 19 of our Proxy Statement, dated April 8, 2008.

Item 5. Other Information
Information relating to stockholder nominations and stockholder proposals is set forth under Item 4, which information is incorporated herein by reference.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive, Financial and Accounting Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 2008.
American Community Newspapers Inc. (Registrant)

/s/ Eugene M. Carr
Eugene M. Carr
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Kosofsky
David J. Kosofsky
Chief Financial Officer
(Principal Financial Officer)

/s/ Richard D. Hendrickson
Richard D. Hendrickson
Corporate Controller
(Principal Accounting Officer)